Form 10-Q
period 2013-09-30
SIGMABROADBAND CO.
filed 2014-05-08
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 333-191426

SIGMABROADBAND CO.

(Exact name of registrant as specified in its charter)

GEORGIA	4899	46-1289228
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(Tax Identification Number)

2690 Cobb Parkway Suite A5 Atlanta, Georgia 33080 Tel: (800) 545-0010 (Address and telephone number of registrant's executive office)	2690 Cobb Parkway Suite A5 Atlanta, Georgia 33080 Tel: (800) 545-0010 (Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES [x] NO [ ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2014 was 27,526,000.

Table of Contents

SigmaBroadband Co.

Index

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Balance Sheets (unaudited) at September 30, 2013 and December 31, 2012	3
	Statements of Operations (unaudited) for the nine months For the Nine Months Ended September 30, 2013 and for the Period From October 19, 2012 (Inception) to September 30, 2013	4
	Statement of Stockholders Equity for the Period from October 19, 2012 (Inception) to September 30, 2013	5

	Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2013 and for the Period From October 19, 2012 (Inception) to September 30, 2013	8

	Notes to Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Default Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Shareholders	31
Item 5.	Other Information	21

	Signatures	22
Item 6.	Exhibits	23

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. We caution you not to unduly rely on the forward-looking statements when evaluating the information presented in this report.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of September 30, 2013 and December 31, 2012 and for the nine months ended September 30, 2013 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

SigmaBroadband Co.
(A Development Stage Company)
Balance Sheets
September 30, 2013 and December 31, 2012
(Unaudited)

ASSETS
	September 30,	December 31,
	2013	2012

Current Assets:
Cash and equivalents	$13,125	$—
Total current assets	13,125	—

	$13,125	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$1,590	$—
Loans payable - stockholders	1,851	—
Total current liabilities	3,441	—

Commitments

Stockholders' Equity:
Series A Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding
	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized, 24,576,000 and 24,576,000 shares issued and outstanding, respectively
	2,458	—
Additional paid in capital	27,492	—
Subscriptions receivable	—	—
Deficit accumulated during development stage	(20,266)	—
	9,684	—

	$13,125	$—

See accompanying summary of notes to unaudited condensed financial statements

SigmaBroadband Co.
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2013 and for the Period
From October 19, 2012 (Inception) to September 30, 2013

	From October 19, 2012 (Inception) to August 31, 2013	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Revenue (net)	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—
Expenses:
Advertising and promotion	153	153	153
Computer and internet	50	—	50
Professional fees	9,515	4,385	9,515
Rent	6,000	1,500	6,000
Storage	1,238	—	1,238
Other	3,310	1,988	3,310
	20,266	8,026	20,266
Net loss before other income, expenses and income taxes	(20,266)	(8,026)	(20,266)
Other income and (expenses)
Interest expense	—	—	—
Net loss before income taxes	—	—	—
Provision for income taxes	—	—	—
Net loss	$(20,266)	$(8,026)	$(20,266)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number
of shares outstanding	13,309,099	24,576,000	16,867,943

See accompanying summary of notes to unaudited condensed financial statements

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from October 19, 2012 (Inception) to September 30, 2013

							Accumulated
					Additional		Deficit During	Total
	Common Stock		Series A Preferred		Paid	Subscriptions	Development	Stockholders'
	Share	Amount	Shares	Amount	in Capital	Receivable	Stage	Equity
Balance at - October 19, 2012 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common shares for cash at $0.0001 per share	14,000,000	1,400	-	-	-	-	-	1,400
Issuance of common shares for cash at $0.25 per share	64,000	6	-	-	15,994	-	-	16,000
Issuance of common shares for cash at $0.25 per share	4,000	1	-	-	999	-	-	1,000
Issuance of common shares for cash at $0.00025 per share	1,400,000	140	-	-	210	-	-	350
Issuance of common shares for cash at $0.50 per share	4,000	-	-	-	2,000	-	-	2,000
Issuance of common shares for cash at $0.0002 per share	500,000	50	-	-	50	-	-	100

See accompanying summary of notes to unaudited condensed financial statements

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from October 19, 2012 (Inception) to September 30, 2013

							Accumulated
					Additional		Deficit During	Total
	Common Stock		Series A Preferred		Paid	Subscriptions	Development	Stockholders'
	Share	Amount	Shares	Amount	in Capital	Receivable	Stage	Equity
Contribution to additional paid in capital	-	-	-	-	3,000	-		3,000
Issuance of common shares for cash at $0.0001 per share	5,000,000	500	-	-	-	-	-	500
Issuance of common shares for cash at $0.00015 per share	2,000,000	200	-	-	100	-	-	300
Issuance of common shares for cash at $0.0001 per share	1,000,000	100	-	-	-	-	-	100
Issuance of common shares for cash at $0.0002 per share	500,000	50	-	-	50	-	-	100
Issuance of common shares for cash at $0.001 per share	100,000	10	-	-	90	-	-	100
Issuance of common shares for cash at $0.50 per share	4,000	1	-	-	1,999	-	-	2,000
Subscription receivable	-	-	-	-	-	(1,000)	-	(1,000)

See accompanying summary of notes to unaudited condensed financial statements

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from October 19, 2012 (Inception) to September 30, 2013

							Accumulated
					Additional		Deficit During	Total
	Common Stock		Series A Preferred		Paid	Subscriptions	Development	Stockholders'
	Share	Amount	Shares	Amount	in Capital	Receivable	Stage	Equity
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Payment of subscription receivable	-	-	-	-	-	1,000	-	1,000
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Net loss	-	-	-	-	-	-	(20,266)	(20,266)
Balance - September 30, 2013	24,576,000	$ 2,458	-	$ -	$ 27,492	$ -	$ (20,266)	$ 9,684

See accompanying summary of notes to unaudited condensed financial statements

SigmaBroadband Co.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and for the Period
From October 19, 2012 (Inception) to September 30, 2013

	From October 19, 2012 (Inception) to August 31, 2013	For the Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(20,266)	$(20,266)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	1,590	1,590
Net cash used by operating activities	(18,676)	(18,676)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,450	31,450
Stockholders' loans	1,851	1,851
Stockholder contribution	100	100
Net cash provided by financing activities	33,401	33,401

Net increase in cash	14,725	14,725
Cash at beginning of period	—	—
Cash at end of period	$14,725	$14,725

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying summary of notes to unaudited condensed financial statements

SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SigmaBroadband Co. ("Sigma" or the "Company") was incorporated in Georgia in October 2012. The Company has been in the development stage since inception and has not generated any revenue to date. The Company is a full service, facilities-based broadband service provider, local exchange and inter-exchange carrier serving residential and commercial customers with a special focus on rural areas.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time the product is delivered or services are performed. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2013.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of August 31, 2013. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2. LOAN PAYABLE - STOCKHOLDER

At September 30, 2013 a stockholder and officer of the Company was owed $613 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

At September 30, 2013 a stockholder and officer of the Company was owed $1,238 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

Note 3. STOCKHOLDERS' EQUITY

The Company has authorized 490,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2013, 24,576,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at September 30, 2013.

The Company issued 20,000,000 shares of common stock at par value, or $0.0001 to the founders of the Company.

The shares were issued as follows:

Month Issued	Number of Shares
March 2013	14,000,000
April 2013	5,000,000
May 2013	1,000,000
Total	20,000,000

In February 2013, the Company issued 64,000 shares of common stock at $0.25 per share.

In February 2013, the Company issued 4,000 shares of common stock at $0.25 per share.

In March 2013, the Company issued 1,400,000 shares of common stock at $0.00025 per share.

In March 2013, the Company issued 4,000 shares of common stock at $0.50 per share.

In March 2013, the Company issued 500,000 shares of common stock at $0.0002 per share.

In April 2013, the Company issued 2,000,000 shares of common stock at $0.00015 per share.

In April 2013, the Company issued 500,000 shares of common stock at $0.0002 per share.

In May 2013, the Company issued 100,000 shares of common stock at $0.001 per share.

In May 2013, the Company issued 4,000 shares of common stock at $0.50 per share.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the three and nine months ended September 30, 2013 totaled $1,500 and $6,000, respectively, and was capitalized as additional paid-in capital.

Note 5. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15)%
0%

As of September 30, 2013, the Company has a net operating loss carry-forward of approximately $20,000. This loss will be available to offset future taxable income. If not used, this carry-forward will begin to expire in 2033. The deferred tax asset relating to the operating loss carry-forward has been fully reserved at September 30, 2013.

Note 6. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 19, 2013 (inception) to September 30, 2013, the Company incurred a net loss of approximately $26,000. In addition, the Company has no significant assets or revenue generating operations.

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern. To meet its cash needs, management expects to raise capital through a private placement offering. In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 7. SUBSEQUENT EVENT

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement calls for the Company to sign an installment agreement for $1,000,0000. The installment agreement is payable in 60 equal monthly payments consisting of principal and interest, or $25,066, beginning 12 months after the signing of the agreement. Interest accrues at 12% per annum.

The Company has the option to pay the remaining $9,000,000 balance in the Company's common stock at par value 12 months after the signing of the agreement or to pay it in equal monthly installments over a 60 month term with interest at 12% per annum.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the year ended December 31, 2013 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in "Risk Factors," "Business" and "Forward-Looking Statements."

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

General Overview

SIGMABROADBAND CO. is a Georgia company that is in its development stage. The Company is engaged in the business of providing voice, data, and digital video services as a triple play bundled service to rural markets in the United States of America.

SIGMABROADBAND CO. has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. SIGMABROADBAND CO. is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our services and developing our SIGMABROADBAND CO. models and financial forecasts, performing due diligence regarding potential geographic locations and acquisitions most suitable for establishing our offices and identifying future sources of capital.

Currently, SIGMABROADBAND CO. has officers and directors who have assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. Other than the Officers/Directors, there are no employees at the present time. We do anticipate hiring employees when the need arises.

SIGMABROADBAND CO. currently has intention to engage in a merger or acquisition with any unidentified company. We may pursue strategic acquisitions that complement our current business model within the telecommunications industry which may allow us to expand our activities and capabilities and advance our production.

SIGMABROADBAND CO.’s fiscal year end is December 31.

Industry Background

SIGMABROADBAND CO. is established under the laws of the State of Georgia. We plan to deliver innovative communications, information and entertainment. Our voice, data and video products and services offer over intelligent wireless, wireline, cable, fiber, broadband and global IP networks that meet customers' growing demand for speed, mobility, security and control. As a committed corporate citizen, we use our advanced communications services to address important issues confronting our society today, especially in rural America. We plan to follow a strategy of being first to our regional markets with technology and services first introduced in metropolitan areas by national service providers.

We intend to be a full service, facilities-based cable operator, local exchange and inter-exchange carrier serving both residential and commercial customers by providing voice, data and digital video services. We intend to employ the newest technology available in the marketplace today, which provides quality of service (QoS), reliability, security, redundancy and continuity of service always. In the future, we will be recognized as a leader in the data network, IP telephony and cloud-based services. Our potential customers are located in some of the country’s largest cities to families living in rural communities. We intend to establish a dominant national presence in the triple-play broadband, cable and telecom industry in America.

Approximately 100 million Americans do not have broadband at home today and most of them are living in rural communities across America. We intend to be a leading provider of cost-effective and reliable technology services for home, small to medium sized businesses in the areas we serve and to create value to our shareholders.

Plan of Operation

We are a development stage company, incorporated on October 19, 2012 and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any revenues. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our Company.

Our Officers and Directors are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

Since incorporation, the Company has financed its operations originally through private placement and then, loans from stockholders and executives of the Company. As of September 30, 2013 we had $13,125.00 cash on hand. We had total expenses of $20,266.00 which were related to general and administrative costs (See “Financial Statements”).

To date, the Company has not fully implemented its planned principal operations or strategic business plan. SIGMABROADBAND CO. is attempting to secure sufficient monetary assets to increase operations. SIGMABROADBAND CO. cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

Our intended plan of operations is offer voice, data, and video services and implement the necessary sales and marketing support to begin generating revenue. If SIGMABROADBAND CO. does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. SIGMABROADBAND CO. cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

SIGMABROADBAND CO. currently does not own any significant plant or equipment that it would seek to sell in the near future.

Our management anticipates hiring employees over the next twelve (12) months as needed. Currently, the Company believes the services provided by its officers and directors appear sufficient at this time.

The Company has not paid for expenses on behalf of any directors.  Additionally SIGMABROADBAND CO. believes that this policy shall not materially change within the next twelve months.

The Company has no plans to seek a business combination with another entity in the foreseeable future.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Results of Operations

We have generated no revenues since inception; we have incurred operational expenses for the nine months ended September 30, 2013 and from October 19, 2012 (inception) in the amount of $8,026 and $20,266, respectively. These expenses were attributed to startup costs including general and administrative expenses.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe the competition is very limited in our market niche for voice, data and video in the rural markets and only a limited of companies competing with us in the industry. However, there is no assurance that such national competitor will not arrive in the future. We do not anticipate any major changes in the triple-play telecommunications industry. We believe that 2014 will be a significant growth year for us and besides the operational business strategy discussed above. We intend to implement the following plan in order to maintain and expand our opportunity.

We plan:

•	To be a leading provider of cost-effective and reliable technology services for home, small to medium sized businesses in the areas we serve and to create value to our shareholders.
•	To be a force in the technology industry that will transform the way of life in our communities.
•	To provide optimum support and service using state-of-the-art technology and innovative customer care, building long- standing partnerships with our customers, ensuing mutually beneficial returns.
•	To bundle our services to provide a more price competitive package to the customers.
•	To provide local, long distance, Internet access and digital video including VoIP and cloud-based services, and a complete set of features that will attract and retain the customers.
•	To keep our prices competitive with the competition and offer added value to our customers.
•	To retain a seasoned and talented management team. The founders and senior management of the Company have had successful professional careers building rural markets in cable, telecom, cellular and wireless industries, and have extensive experience in all key functional areas and in all operating environments, including start-ups and early stage development companies.
•	To utilize favorable government policies. We intend to develop important strategic partnerships with the Federal Government (specifically the FCC and RUS) and with state and local governments and economic development authorities whose policy is to encourage deployment of broadband services in rural communities.
•	To employ an attractive, leverage-based, capital structure. Raise enough capital to effectuate our business and expansion plan.
•	To pursue “first to market” deployments. We place a high priority on getting to market fast in order to benefit from early entrant status in rural markets and begin to build a valuable customer base.
•	To leverage technological expertise. Our management team has significant experience in Broadband and related technologies, and is taking an “agnostic” approach to technology decisions. The ability to evaluate and use latest technologies is intended to put us in position to balance time-to-market deployment issues with long-term migration plans and capital spending constraints so as to maximize the value of the infrastructure.
•	To both employ staff and contract with key vendors that have deep experience in deploying state-of-the-art broadband systems in rural markets throughout the United States.
•	To create significant economies of scale. We believe that we have developed an operating model that allows us to combine all of the benefits and attributes of being a “local” provider in a given community, with the enormous benefits of regional and central management and operating functions that will drive profitability.
•	To select suitable markets. Not all rural markets are created equal. We intend to maintain a disciplined and selective approach to identifying rural markets that are attractive based on topographical characteristics, competitive profiles, consumer demographics, and our ability to cluster operations.
•	To pursue growth initiatives. We intend to pursue geographical expansion through, among other things, additional rural areas, and selected acquisition of other independent cable service operators and partnerships with competitive technology providers. In addition, we anticipate significant growth opportunities in the expansion of our service offerings.

As we gain strength and stability in the regional rural markets we intend to expand our influence and market throughout the U.S.

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the nine months ended September 30, 2013, the company has a net loss $20,266. The company has financed its activities from private funding and proceeds from the issuance of its common stock.

The company intends to finance its future business and development activities and its working capital needs largely from the sale of equity securities until such time that funds generated from operations are sufficient to fund working capital requirements.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are not exposed to interest rate and foreign currency exchange rate risks.

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2013, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act of 1934 as a process designed by or under the supervision of the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America and included those policy and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company.
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of finical statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention for timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

As of September 30, 2013 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings and is not aware of any pending or threatened claims.

The Company expects and may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including, but not limited to, claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during this quarter ended September 30, 2013.

During the three month period ended September 30, 2013, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.
May 8, 2014

	By:	/s/	Jeffery A. Brown
Jeffery A. Brown
President, Secretary,
Principal Executive Officer
and Director

	By:	/s/	Timothy D. Valley
Timothy D. Valley
Chief Financial Officer and
Principal Accounting Officer

EXHIBITS

INDEX OF EXHIBITS

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002