Form 10-K
period 2013-12-31
SIGMABROADBAND CO.
filed 2014-05-08
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

TITLE OF EACH CLASS:

Preferred Stock, No Par Value Per Share
Common Stock, Par Value $0.0001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not Check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No [ ]

On December 31, 2013 there were 27,526,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 39 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2014 was 27,526,000.

SIGMABROADBAND CO.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2013

SIGMABROADBAND CO.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about SigmaBroadband Co.’s industry, management beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

 Explanatory Notes

In this Annual Report on Form 10-K, SIGMABROADBAND CO. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

Table of Contents	1

PART I

Item 1.  Business

Background

SIGMABROADBAND CO. is a Georgia company that is in its development stage. The Company is engaged in the business of providing voice, data, and digital video services as a triple play bundled service to rural markets in the United States of America. During the period we are considered an emerging growth company, we will be exempt from the provisions of Section 404 (b) of the Sarbanes Oxley Act of 2002 and Section 14 (a) and (b) of the Securities Exchange Act of 1934, as amended. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102 (b) (1) while we are considered an emerging growth company. We would effectively retain emerging growth company status up to five years from the date of the first sale of common equity securities pursuant to an effective registration statement or until we attain $100 million in total annual gross revenues. (See “Risk Factors”)

SIGMABROADBAND CO. has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, the Company has made significant purchase of assets in order to enhance its business but has not sold any of its assets, nor has it been involved in any mergers, acquisitions or consolidations. SIGMABROADBAND CO. is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

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

Industry Background

Our business plan is to deliver innovative communications, information and entertainment. Our voice, data and video products and services offer over intelligent wireless, wireline, cable, fiber, broadband and global IP networks that meet customers' growing demand for speed, mobility, security and control. As a committed corporate citizen, we use our advanced communications services to address important issues confronting our society today, especially in rural America. We plan to follow a strategy of being first to our regional markets with technology and services first introduced in metropolitan areas by national service providers.

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

Table of Contents	2

Approximately 100 million Americans do not have broadband at home today and most of them are living in rural communities across America. We intend to be a leading provider of cost-effective and reliable technology services for home, small to medium sized businesses in the areas we serve and to create value to our shareholders.

Our Mission

To be a leading provider of cost-effective and reliable technology services for home, small to medium sized businesses in the areas we serve and to create value to our shareholders

Our Vision

To be a force in the technology industry that will transform the way of life in our communities.

Our Commitment to Customers

To provide optimum support and service using state-of-the-art technology and innovative customer care, building long- standing partnerships with our customers, ensuing mutually beneficial returns.

The Market

FCC Broadband Report Synopsis:

As per the U.S. Federal Government, Broadband is the great infrastructure challenge of the early 21st century. Like electricity a century ago, broadband is a foundation for economic growth, job creation, global competitiveness and a better way of life. It is enabling entire new industries and unlocking vast new possibilities for existing ones. It is changing how we educate children, deliver health care, manage energy, ensure public safety, engage government, and access, organize and disseminate knowledge.

But broadband in America is not all where it needs to be. According to the FCC Broadband Report Synopsis, approximately 100 million Americans do not have broadband at home. Broadband-enabled health information technology (IT) can improve care and lower costs by hundreds of billions of dollars in the coming decades, yet the United States is behind many advanced countries in the adoption of such technology. Broadband can provide teachers with tools that allow students to learn the same course material in half the time, but there is a dearth of easily accessible digital educational content required for such opportunities. A broadband-enabled Smart Grid could increase energy independence and efficiency, but much of the data required to capture these benefits are inaccessible to consumers, businesses and entrepreneurs. And nearly a decade after 9/11, our first responders still lack a nationwide public safety mobile broadband communications network, even though such a network could improve emergency response and homeland security.

SIGMABROADBAND CO. was created to take advantage of the market demand for communications and entertainment bundled services priced within the reach of all consumers. We are deploying voice, data, digital video and other broadband related services to Rural America. We are positioned to provide services to 45,000 homes in Arizona and another 3,000 homes in Missouri. We plan to extend the Missouri network to another 15,000 homes bringing the total in our franchised area to 18,000. Our intended $99 per month triple-play service standard package of voice, data and digital video will provide a compelling offer that will attract many new subscribers and be a competitive advantage going forward. None of our known competitors have such an offer and if they choose to follow, they will erode their existing revenue base.

Table of Contents	3

Consumer Market Segment

•	Residential (Unserved, Underserved, Underprivileged, Rural Communities)
•	Branch Office Expansion
•	Vendor Management (ISPs, CLECs, etc.)
•	Small to Medium-Sized Businesses
•	Small Office, Home Office (SOHO) (MLM)
•	Rural Connectivity and Indian Reservations (a Joint FCC Initiative)
•	Telecommuting, "Bandwidth on Demand"
•	Network Connections in Remote Working Sites
•	Education (Schools, Libraries and Campuses)

•	Government (Contracts)

Market Pricing Strategy

Our key market pricing strategy is to bundle our services to provide a more price competitive package to the customers. The "all inclusive and flat rate" billing we promote, allow customers to plan for and budget a fixed price for all their monthly telecommunication services. This billing strategy sets us apart from all of our existing competitors. We intend to provide optimum support and service using state-of-the-art technology and innovative customer care, building long-standing partnerships with our customers, ensuing mutually beneficial returns.

Services and Product

Our technology allows us to provide Broadband triple-play services to any market nationwide. Our core business objective is to offer a bundling of services to include telephone service, Internet access, cellular and cable television nationwide; and also providing cloud-based and IPtv services. The Bundled Service or T3 (Triple Play) will be made available to the public at a prepaid fixed cost of $99 per/month with no taxes, no contract, no deposit and no credit needed to the low income families, retirees, unserved, underserved, underprivileged and rural communities, in order to help bridge the technology usage gap in these areas. The potential customer base is extensive, as it literally consists of businesses, residential and rural customers- throughout the 95% of the U.S. covered by our network infrastructure. To date, there are over 100,000,000 households with limited or no access to broadband services in the United States. Our plan targets a conservative figure of 100,000 customers over a five year period so as to provide a worse case target as well as a rough means of allowing for the mathematical ease of determining the revenue potential as we grow exponentially. As the business plan recognizes that 100,000 customers would result in gross revenue of over $118,000,000 per annum by year end 2019, which represents 0.001% of the available households’ market share in rural America. All of our services are offered as a bundled and prepaid service through automatic monthly payment.

Table of Contents	4

Competition

Across the United States, Multiple Systems Operators (MSOs) compete with Direct Broadcast Satellite (DBS) providers and incumbent telecom companies. We believe that we compete with other providers in three product categories: Video, Voice, and Data.

•	In the Video product category, we believe that we compete with DBSs, such as Dish Network and DirecTV. RBOCs, such as Verizon Wireless (FiOS) and AT&T (U-Verse) have not (and their management believes they will not) invest in these relatively small markets. Even after the upgrades, we believe that we are susceptible to providing fewer HD channels than DBS. We believe our competitive advantage over DBS will be our ability to provide subscribers with triple-play bundles at an overall lower price serviced by one customer service center. Additionally, we believe that our services are perceived as higher quality as they are not affected by changes in weather that affect DBS, and we will be able to provide faster response times to customer needs in these rural markets (DBS providers have a reputation for extremely slow response times in low-density markets). Over the last few years, DBS has stolen share from Cable operators. DBS has greater HD proliferation and better customer service. However, projections show DBS remaining flat and RBOCs grabbing incremental share in the near term. FiOS and U-Verse build out will affect “Tier 1” cities but are unlikely to reach rural markets. Bundling and footprint remain our primary competitive advantages and focus.

•	In the Voice product category, we believe that we compete against local ILECs and other wireless providers, but not RBOCs, such as AT&T and Verizon, for voice subscribers. Given the relative lack of product differentiation for landline phone services these days, we believe that our competitive advantage in this product class lies in our bundling ability, interconnect and transiting agreements with other tier 1 carriers throughout the U.S. and the rest of the world. We believe that we are vulnerable to substitutes in the wireless portion of the voice product class; however cell coverage is not ubiquitous in rural markets. Cable is a relatively new competitor in the telephony industry, offering flat-rate long distance service desired by customers. The wireline industry is feeling the effects of wireless substitution, which places an effective cap on cable wireline penetration. Though wireline trends may be poor, cable has taken share from the RBOCs and is projected to continue that trend in the near future. Bundling phone services with video and data has proven successful for cable companies like SIGMABROADBAND CO. over the last several years.

•	In the Data product category, we believe that we compete primarily against DSL provided by local ILECS in some markets and wireless or dial-up Internet in other markets. Along with offering subscribers the ability to bundle several products together, we will be over much higher speeds over cable modem networks. Verizon (FiOS) and AT&T (U-Verse) are not competitors in the rural markets where we serve today. The growth in the HSD market is projected to continue in the near term. Historically, the RBOCs were not able to compete with cable on speed; thus, the Telcos would offer a significant price discount to customers to keep net additions growing. The advent of RBOCs offering fiber-based services changes the competitive dynamic in major markets, as the speed gap is no longer applicable. Cable has taken share vs. DSL but lost share to fiber-based competition. Smaller markets with no RBOC fiber presence have seen cable taking share. Cable companies like SIGMABROADBAND CO. have increased penetration of HSD significantly over the last several years, as consumers desire higher speeds for high bandwidth applications. Historically, the Cable MSOs have not felt pricing pressure from the RBOCs, allowing the Cable industry to keep ARPU relatively flat these last five years. Price competition in locations where AT&T, CenturyLink and Verizon have deployed fiber has increased dramatically, with an abnormally high level of price discount promotions.

We are poised to compete with any competitor that enters our market in terms of price, quality of service and no term contract. Since our operations are in rural areas, we have not had to compete with these regional and national carriers.

Table of Contents	5

Market Strategy: Rural vs. Urban Markets

In rural markets, cable and DBS are often the only providers of video services. Recently, cable companies have been losing video share to DBS, primarily due to the fact that DBS has a greater number of high-definition channels and provides better customer service. We are trying to make up ground by pushing bundled services to customers (HSD and telephony). The current trend of RBOCs providing FTTN or FTTP will mostly affect competitive dynamics in urban markets not in rural markets, as the high amount of CAPEX being spent can only be justified in areas with high density.

We will be the only major triple play service provider in all of our rural markets where our cable/hubs infrastructure will be located at present time. The competitive dynamics between RBOCs and Cable MSOs in rural areas, where FTTN and FTTP are not available, favors cable. We will continue to have a competitive advantage in high speed data, voice and digital video. Traditional RBOC services generally do not include video, which will allow us a large bundling advantage. Wireless substitution is most likely to continue, though the rate of substitution will be less in rural areas, where users are more likely to keep wireline phones because of cellular signal issues. We believe that Cable MSOs like SIGMABROADBAND CO. operating primarily in rural markets will face more favorable competitive dynamics than those in urban markets.

Our Triple Play Price Strategy and Differences

We set ourselves apart from the competition not only by providing a superb customer care and quality of service but also offers our customers a flat rate service at $99/month including all applicable taxes and without any term contract ever for the exact same services that the competition may provide in areas we serve.

Our Competitive Value

•	Service Quality: refers to the quality of the telecommunication service itself and the quality and availability of Customer Service personnel and repair crews.
•	Advertising/Name Recognition: has high importance in the buying decision. This can be achieved through advertising and by word of mouth as long as the quality of service is good.
•	Full Service Offering: we provide local, long distance, Internet access and digital video including VoIP and cloud-based services, and a complete set of features that will attract and retain the customers.
•	Price: is always an important component of the buying decision. We must keep our prices competitive with the competition and offer added value to our customers.
•	One Stop Shop: customers are looking for a single Company that can meet all of their communications needs and we are the right Company for such leverage service.

Operating Strategy

SIGMABROADBAND CO. offers a quality consumer experience, at a reasonable price for entertainment, communications and all broadband services. We intend to always value our customer’s needs and their requests, while balancing the requirement to meet our financial responsibility. Our focus will be greater than customer service; it will be on serving the customer and our strategic assets.

The fundamental basis for the implementation of our business model is as follows:

1.	Broadband Internet Access Is Rapidly Becoming An Essential Service. As a result of the explosion of Internet applications, the adoption curve of Internet usage, and the importance of high speed Internet access to individuals, businesses and communities, broadband Internet has become key to economic development, business productivity and personal satisfaction in Internet activities.

2.	Rural Markets Are Grossly Underserved Due To The Lack Of Competitive Broadband Providers. As per the FCC Broadband Report, there are more than 100 million Americans who live in communities that have no broadband access. As a result, these are attractive markets to target given enormous pent-up demand, less competition, and high customer retention.

Table of Contents	6

Our keys to success is to bring the strength of our business development experiences, well trained personnel and cutting-edge technologies in every segment of our core businesses to increase profit margin and increase investors’ satisfaction, while we deliver value from diversity and promote sustainability for economic and social development.

Our key significant and valuable elements in our “strategy for success” are:

•	Retaining a seasoned and talented management team. The founders and senior management of SIGMABROADBAND CO. have had successful professional careers building rural markets in cable, telecom, cellular and wireless industries, and have extensive experience in all key functional areas and in all operating environments, including start-ups and early stage development companies.

•	Utilizing favorable government policy. We intend to develop important strategic partnerships with the Federal Government (specifically the FCC and RUS) and with state and local governments and economic development authorities whose policy is to encourage deployment of broadband services in rural communities.

•	Employing an attractive, leverage-based, capital structure. Raise enough capital to effectuate our business and expansion plan.

•	Pursuing “first to market” deployments. We place a high priority on getting to market fast in order to benefit from early entrant status in rural markets and begin to build a valuable customer base.

•	Leveraging technological expertise. Our management team has significant experience in Broadband and related technologies, and is taking an “agnostic” approach to technology decisions. The ability to evaluate and use latest technologies is intended to put us in position to balance time-to-market deployment issues with long-term migration plans and capital spending constraints so as to maximize the value of the infrastructure. We intend to both employ staff and contract with key vendors that have deep experience in deploying state-of-the-art broadband systems in rural markets throughout the United States.

•	Creating significant economies of scale. We believe that we have developed an operating model that allows us to combine all of the benefits and attributes of being a “local” provider in a given community, with the enormous benefits of regional and central management and operating functions that will drive profitability.

•	Selecting suitable markets. Not all rural markets are created equal. We intend to maintain a disciplined and selective approach to identifying rural markets that are attractive based on topographical characteristics, competitive profiles, consumer demographics, and our ability to cluster operations.

•	Pursuing growth initiatives. We intend to pursue geographical expansion through, among other things, additional rural areas, and selected acquisition of other independent cable service operators and partnerships with competitive technology providers. In addition, we anticipate significant growth opportunities in the expansion of our service offerings.

Regulation Challenges

There are multiple and intense regulatory battles over triple-play services as incumbent telephone companies and incumbent cable operators attempt to keep out new competitors - since both industries historically have been regulated monopolies, regulatory capture has long been as much a core competency for them as have been prices and terms of service. Cable providers want to compete with telephone companies for local voice service, but want to discourage telephone companies from competing with them for television service. Incumbent telephone companies want to deliver television service but want to block competition for voice service from cable operators. Both industries cloak their demands for favorable regulatory treatment in claims that their positions favor the public interests.

Table of Contents	7

Business Challenges

The challenges in offering triple-play are mostly associated with determining the right business model, backend processes, customer care support and economic environment rather than technology. For example, using the right billing platform to address a variety of subscriber demographics or having the appropriate subscriber density to financially justify introduction of the service are a few factors that affect decisions to offer triple-play services.

In addition to the challenges mentioned above, there are a number of technical challenges with regards to the rollout of triple play services. Broadband voice, digital video and high speed data all have different characteristics and place different burdens on the network that provides access to these services. Voice services are greatly affected by jitter, whereas packet loss has a greater effect on digital video and data services. In order to use a shared network resource such as cable or DSL, we may use network equipment that employs quality-of-service mechanisms to adjust to the requirements of the different services.

SIGMABROADBAND CO. creates a bridge between local exchange carrier and cable service provider all into one network and from one provider, which in turns help reduce the customer’s cost, better quality of service and best customer service experience.

The other challenge for us is to provide superior service at a price value point that will attract customers away from existing telecom and cable operators in areas where we compete. We are confident that we will be very competitive with our multiple channels of basic video, a minimum 1.5d/2.0 Mbps Internet connection together with an unlimited local/domestic long distance package all for $99 per month and no other hidden cost to the customer in one network will attract many customers to our Company.

Our financial forecasts reflect a rigorous marketing approach that takes advantage of being the newest broadband triple-play provider in the market we serve. This will create a baseline for a significant marketing program should we reach the top of the interest curve.

Our Technology

We operate Class 4/5 voice switching, routers, digital multiplexers among others and a cable network which allowing us to lower the cost of IP and TDM voice termination to our customers. To date, we have access from 23 head-end locations capable of serving well over 30 rural counties and communities. The current network without expansion spans 923 linear miles, covering more than 8,000 square miles, utilizing 732 miles of fiber optic cable or 4 million feet of fiber infrastructure.

Employees

SIGMABROADBAND CO. with the exception of its officers and directors has no other employees, however, works with several outside consultants who have substantial industry experience and who have dedicated time and effort on behalf of the Company.

The Company may be required to hire an attorney on a consultancy basis to navigate permit and licensing requirements, but otherwise SIGMABROADBAND CO.’s Officers and Directors intend to do whatever work is necessary to bring the Company to the point of earning revenues from the sale of our services or further acquisitions. All operational functions such as customer service representatives, telemarketing, warehousing and fulfillment are planned to be outsourced. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Board Committees

SIGMABROADBAND CO. has not yet implemented any board committees as of the date of this Prospectus.

Table of Contents	8

Directors

SIGMABROADBAND CO. is authorized to have no more than seven directors. However, in no event may SIGMABROADBAND CO. have less than one director. Although the Company anticipates appointing additional directors, it has not identified any such additional persons.

Compensation of Directors

Because we are still in the development stage, our directors are not receiving any compensation other than reimbursement for expenses incurred during their duties.

Compensation Policy

Because we are still in the early stages of formation and development, our directors and officers are not currently receiving any compensation.

Stock Option

Because we are still in the early stages of formation and development, our directors and officers have not received any stock options or freestanding SARs.

Stock Option Plans

Our board of directors has not adopted any Stock Option Plans as of the date of this prospectus.

Bonuses

To date, shares have been granted to management for achievement of certain goals in the initial phase of establishing the Company’s operation and organization. Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the executive’s responsibilities with the Company. As the Company continues to grow, more defined bonus programs will be created to attract and retain our employees at all levels.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have employment agreements with any of our employees, however, we intend to enter into employment agreements with our key executives and other member of management as the business grows.

Item 1A. Risks Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

SIGMABROADBAND CO. corporate office is located at 2690 Cobb Parkway, Atlanta, GA 33080 and our telephone number is (800) 545-0010. The Company intends to lease office space when it achieves the financial capacity to support a commercial lease. Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Table of Contents	9

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings and is not aware of any pending or threatened claims that are not in the normal course of business. The Company expects that it may become subject to legal proceedings and claims from time to time in the ordinary course of its business, including, but not limited to, claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Our officers and directors have not been convicted in any criminal proceedings nor has they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. The Company’s officers and directors have not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2013.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of the date of this document, there is no public market in our common stock.  Our current prospectus is a step toward creating a public market for our common stock, which may enhance the liquidity of our shares.  However, there can be no assurance that a meaningful trading market will ever develop.  The Company and its management make no representation about the present or future value of our common stock.

As of the date of this prospectus, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company and other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

As of the date of this document we have approximately 27,526,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 39 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2014 was 27,526,000.

Dividends

The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects to retain, if any, its future earnings for expansion or development of the Company's business. The declaration, decision and payment of dividends, if any, in the future is within the discretion of the Board of Directors in light of conditions then existing and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. There can be no assurance that dividends can or will ever be paid.

During the year ended December 31, 2013, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Table of Contents	10

Item 6.  Selected Financial Data

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2013 together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Balance Sheet Data

ASSETS	December 31, 2013	2012
Cash	$8,904	$0
Equipment, Net	$10,000,000	$0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$7,757	$0
Total Current Liabilities	$10,247	$0
Note Payable – Net of Current Portion	$10,000,000	$0
STOCKHOLDERS’ EQUITY
Common stock: $.0001 par value, 490,000,000 shares authorized 24,576,000 shares issued and outstanding	$2,458	0

Additional paid-in-capital	$28,992	$0
Accumulated Deficit	$(32,793)	$0
Total stockholders’ equity	$(1,343)	$0
Total liabilities and stockholders’ equity	$10,008,904	$0

Table of Contents	11

Statements of Operations Data

	October 19, 2012 (inception) to December 31, 2013	December 31, 2013	2012
Revenues	$0	$0	$0
Operating Expenses	$29,126	$29,126	$0
Net Loss	$(32,793)	$(32,793)	$0
Weighted average number of shares of common stock outstanding	15,675,661	18,810,795	0

Table of Contents	12

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2013 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the advertising industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

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

This section must be read in conjunction with the Audited Financial Statements included in this prospectus.

General Overview

We are a development stage company, incorporated on October 19, 2012 and have not started operations or generated or realized any revenues from our business operations.

We intend to engage in the business of providing voice, data, and digital video services as a triple play bundled service to rural markets in the United States of America.

Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our services and developing our SIGMABROADBAND CO. models and financial forecasts, performing due diligence regarding potential geographic locations and acquisitions most suitable for establishing our offices and identifying future sources of capital.

Table of Contents	13

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

Results of Operations

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

Since incorporation, the Company has financed its operations through private placement capital. As of December 31, 2013 we had $8,904.00 cash on hand.  We had total expenses of $29,126.00 which were related to general and administrative costs (See “Financial Statements”).

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

The Company has no plans to seek a business combination with another entity in the foreseeable future.

Table of Contents	14

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2013:

Cash and cash equivalents	$8,904
Total assets	$10,008,904
Total liabilities	$10,010,247
Deficit accumulated during development stage	$(32,793)
Total shareholders’ deficit	$(1,343)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the period from October 19, 2012 to December 31, 2013. Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from a capital contribution from a majority shareholder of the company. Such capital contribution was utilized to pay 2013 research and development expenditures.

Intangible Assets

There were no intangible assets during the period from inception through December 31, 2013.

Material Commitments

There were no material commitments for the period from inception through December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Table of Contents	15

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from October 19, 2012 (inception) through December 31, 2013.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments (included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

The Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Table of Contents	16

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are not subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Table of Contents	17

Item 8.  Financial Statements and Supplementary Data

SigmaBroadband Co.

Audited Financial Statements

For The Years Ended December 31, 2013 and 2012

Reports of Independent Registered Public Accounting Firm

Contents

Reports of Independent Registered Public Accounting Firms

Financial Statements:

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders' Deficit

Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

SigmaBroadband Co.

We have audited the accompanying balance sheets of SigmaBroadband Co., (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (October 19, 2012) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SigmaBroadband Co., (A Development Stage Company) as of December 31, 2013, and results of its operations and its cash flows for the years then ended, and for the period from inception (October 19, 2012) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.
North Miami Beach, Florida
April 18, 2014

Table of Contents	18

SigmaBroadband Co.
(A Development Stage Company)
Balance Sheets
December 31, 2013 and 2012

ASSETS

	2013	2012
Current Assets:
Cash and equivalents	$8,904	$—
Total current assets	8,904	—

Equipment, net	10,000,000	—

	$10,008,904	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$7,757	$—
Loan payable - stockholder	2,490	—
Note payable - current portion	—	—
Total current liabilities	10,247	—

Note payable - net of current portion	10,000,000	—

Commitments

Stockholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares
issued and outstanding	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized,
24,576,000 and -0- shares issued and outstanding, respectively	2,458	—
Additional paid in capital	28,992	—
Subscription receivable	—	—
Deficit accumulated during development stage	(32,793)	—
	(1,343)	—

	$10,008,904	$—

Table of Contents	19

SigmaBroadband Co.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2013 and 2012 and for the Period
From October 19, 2012 (Inception) to December 31, 2013

	From October 19, 2012 (Inception) to December 31, 2013	2013	2012

Revenue (net)	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—

Expenses:
Advertising and promotion	1,225	1,225	—
Computer and internet	79	79	—
Professional fees	15,015	15,015	—
Rent	7,500	7,500
Storage	1,877	1,877
Other	3,430	3,430	—
	29,126	29,126	—

Net loss before other expenses and income taxes	(29,126)	(29,126)	—

Other income and (expenses)
Interest expense	(3,667)	(3,667)	—

Net loss before income taxes	(32,793)	(32,793)	—

Provision for income taxes	—	—	—

Net loss	$(32,793)	$(32,793)	$—

Basic and diluted loss per share	$(0.00)	$(0.00)	$—

Basic and diluted weighted average number
of shares outstanding	15,675,661	18,810,795	4,302,732

Table of Contents	20

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from October 19, 2012 (Inception) to December 31, 2013

					Additional Paid in Capital	Subscription Receivable	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock		Preferred Class A
	Shares	Amount	Shares	Amount
Balance at - October 19, 2012 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common shares for cash at $0.0001 per share	14,000,000	1,400	-	-	-	-	-	1,400
Issuance of common shares for cash at $0.25 per share	64,000	6	-	-	15,994	-	-	16,000
Issuance of common shares for cash at $0.25 per share	4,000	1	-	-	999	-	-	1,000
Issuance of common shares for cash at $0.00025 per share	1,400,000	140	-	-	210	-	-	350
Issuance of common shares for cash at $0.50 per share	4,000	-	-	-	2,000	-	-	2,000
Issuance of common shares for cash at $0.0002 per share	500,000	50	-	-	50	-	-	100
Contribution to additional paid in capital	-	-	-	-	3,000	-		3,000
Issuance of common shares for cash at $0.0001 per share	5,000,000	500	-	-	-	-	-	500
Issuance of common shares for cash at $0.00015 per share	2,000,000	200	-	-	100	-	-	300
Issuance of common shares for cash at $0.0001 per share	1,000,000	100	-	-	-	-	-	100
Issuance of common shares for cash at $0.0002 per share	500,000	50	-	-	50	-	-	100
Issuance of common shares for cash at $0.001 per share	100,000	10	-	-	90	-	-	100
Issuance of common shares for cash at $0.50 per share	4,000	1	-	-	1,999	-	-	2,000
Subscription receivable	-	-	-	-	-	(1,000)	-	(1,000)
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Payment of subscription receivable	-	-	-	-	-	1,000	-	1,000
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Net loss	-	-	-	-	-	-	(32,793)	(32,793)
Balance - December 31, 2013	24,576,000	$ 2,458	-	$ -	$ 28,992	$ -	$ (32,793)	$ (1,343)

Table of Contents	21

SigmaBroadband Co.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and for the Period
From October 19, 2012 (Inception) to December 31, 2013

	From October 19, 2012 (Inception) to December 31, 2013	2013

			2012

Cash flows from operating activities:
Net loss	$ (32,793)	$ (32,793)	$ -
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	7,757	7,757	-
Net cash used by operating activities	(25,036)	(25,036)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	31,450	31,450	-
Stockholder's loan	2,490	2,490	-
Net cash provided by financing activities	33,940	33,940	-

Net increase in cash	8,904	8,904	-
Cash at beginning of period	-	-	-
Cash at end of period	$ 8,904	$ 8,904	$ -

Supplemental cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash transactions:

Cash flows from investing activities for the year ended December 31, 2013 does not include the purchase of $10 milliion of capitalized equipment as the acquisition of the equipment was transacted by issuing a note payable for a like amount and therefore did not have an impact on cash flows for the period.

Table of Contents	22

SigmaBroadband Co.

(A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2013 and 2012

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

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company's historical return experience. Revenue is presented net of returns.

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2013.

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

Table of Contents	23

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

Note 2. LOAN PAYABLE - STOCKHOLDER

During 2013, a stockholder and officer of the Company advanced the Company $613 to pay for certain expenses. The loan bears no interest and is payable on demand.

During 2013, a stockholder and officer of the Company advance the Company $1,877 to pay for certain expenses. The loan bears no interest and is payable on demand.

Note 3. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement calls for the Company to sign an installment agreement for $1,000,000.00. The installment agreement is payable in 60 equal monthly payments consisting of principal and interest, or $25,066, beginning 12 months after the signing of the agreement. Interest accrues at 12% per annum.

The Company has the option to pay the remaining $9,000,000 balance in the Company's common stock at par value 12 months after the signing of the agreement or to pay it in equal monthly installments over a 60 month term with interest at 12% per annum.

Note 4. STOCKHOLDERS' EQUITY

The Company has authorized 490,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2013 24,576,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at December 31, 2013.

Table of Contents	24

The Company issued 20,000,000 shares of common stock at par value, or $0.0001 to the founders of the Company. The shares were issued as follows:

Month Issued	Number of Shares

March 2013	14,000,000
April 2013	5,000,000
May 2013	1,000,000
Total	20,000,000

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

Note 5. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the year ended December 31, 2013 totaled $7,500 and was capitalized as additional paid-in capital.

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15) %
0%

As of December 31, 2013, the Company has a net operating loss carryforward of approximately $33,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2013. The principal difference between the operating loss for income tax purposes and reporting purposes is accrued officer's compensation.

Table of Contents	25

Note 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 19, 2012 (inception) to December 31, 2013, the Company incurred a net loss of approximately $33,000. In addition, the Company has no significant assets or revenue generating operations.

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

Note 8. SUBSEQUENT EVENTS

In accordance with ASC 855, management has evaluated the subsequent events through the date of issuance of the financial statements. Based upon this evaluation, there are no subsequent events that require disclosure.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	26

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

☐	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

☐	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2013, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

There exists no information required to be disclosed by us in any report during the nine-month period ended December 31, 2013, but not reported.

Table of Contents	27

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their ages as of December 31, 2013 are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Jeffery Brown	50	President, Chief Technology Officer, Director	2012
Kelvin D. Smith	61	Chief Executive Officer, Chief Operating Officer	2012
Anthony Cusumano	58	Vice President, Director	2012
Timothy D. Valley	47	Chief Financial Officer	2012

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Jeffery Brown is the President and serves as Chief Technology Officer (CTO) and Director of the Company. Mr. Brown has over 15 years of Communication Security and IT Support Management, and providing services across North America. Before joining the Company, he was the founder and CEO of Brown Consulting and Computers, LLC; CEO of Broadwave Communication and Security LLC. Mr. Brown’s expertise includes stewardship consultation, leadership development, organizational and visioning. Mr. Brown is well versed in Computer Forensics, Computer Design, Networking (LAN, WAN and Wireless) Diagnostics and Computer Repair, Services and Support to include but not limited to Laptop and Desktop Computer Consulting, Diagnostics, Computer Building and Repair. Mr. Brown provisioned networks for Orange Business Services a France Telecom subsidiary based company in Atlanta. Mr. Brown received all of his Certifications and Communication Training while serving in both Germany and the United States during his active duty career. He is currently working on his Masters in IT Communications. He is dedicated, dependable, takes initiative and gets the job done right. He is a Graduate of the U.S. Military Communication School in Augusta Georgia at Fort Gordon and has spent fifteen years in the United States Army.

Kelvin D. Smith serves as the Chief Executive Officer and Chief Operating Officer (COO) of the Company. Mr. Smith is a widely known and respected industry leader with thirty- eight years of experience in the telecommunications industry. Mr. Smith was founding member of C3 Broadband Integration, LLC a management consulting company that owned and operated cable systems in Missouri. Mr. Smith’s company engineered, designed, constructed and operated the first fiber-deep communications network in a major Southwest Market. He was Vice President of Engineering and Construction for Cable One, Inc. a subsidiary of the Washington Post Newspaper. He has worked for five of the top ten cable companies in the U.S. and has held senior level positions with companies such as Viacom Cable, Tele-Communications, Inc. (TCI), Continental Cablevision and Comcast Cable. Mr. Smith has been involved in the engineering and operations of cable systems with fiber optic platforms, digital multiplexed delivery of programming and content and bi-directional and Internet related services. He is well versed in day- to-day operations, as well as the financial requirements and framework necessary to operate a successful enterprise. Mr. Smith is a member of the Society of Telecommunications Engineers and has been published and quoted in numerous trade journals as well as participating in many industry conferences and seminars. Mr. Smith has been a Director on the Board of Arizona Federal Credit Union since 1997. He was elected and has served as Chairman of the Board since April 2009. Arizona Federal Credit Union has over $1.0 Billion in assets.

Table of Contents	28

Anthony Cusumano serves as Vice President and Director of the Company. Mr. Cusumano acts as a liaison between investors, customers and the Company, making sure that the lines of communication remain open and successful. Investor Relations and Customer Care are an integral part of SigmaBroadband’s investor and customer value proposition. Implemented feedback loops allow us to capture customer comments to improve service and ensure that quality and service exceed customer expectations. Mr. Cusumano strives to build trust and strong long term relationships with SigmaBroadband’s investors and customers. Prior to joining the Company, Mr. Cusumano spent many years with MetLife Bank, MetLife Financial Services, Mariner Financial Services, Garnet Ford and Penske Leasing. Mr. Cusumano held different positions as branch manager, sales manager, customer relations consultant and registered investment advisor. Mr. Cusumano is an AOPA Member and FAA/Private Pilot Certification. Mr. Cusumano holds many distinctions such as Chartered Life Underwriter; Life Underwriters Training Council Award; Instructor Award in Business Planning, Insurance and Annuity Marketing; MetLife Million Dollar Award; Met Life Southeastern Regional Conference Award; Ford Motor Division Regional Customer Satisfaction Index Award Sales Masters Achievement Awards for Pontiac, Buick, Oldsmobile, Cadillac and GMC Truck Motor Divisions. Mr. Cusumano has a Bachelor’s of Science degree in Business Marketing from West Chester University.

Timothy D. Valley serves as Chief Financial Officer (CFO) of the Company. Mr. Valley has over seventeen years of experience in finance and accounting. He has the experience and ability to provide trusted guidance and counsel to executive teams and Boards of Directors of the Company, coordinate multi-disciplined organizations, prepare and communicate strategic plans, build motivated teams and longstanding relationships, and operate with integrity and ethics. Prior to joining the Company, Mr. Valley served as CFO, consultant, finance director, assistant vice president- capital markets, and district controller for several companies in the manufacturing, cable business, and accounting firms. Mr. Valley has extensive experience in M&A from small to large businesses. Prior to joining the Company, he was CFO for Stars Design Group with offices in the U.S., Korea, Taiwan, India and Ethiopia. He served as a member of the executive leadership team for this fast growing multinational company. He provided financial tools, counsel and analysis (strategic and tactical) to the CEO, President, Operations team and Board of Directors; tools include customized financial statements, monthly reporting packages, financial modeling, budgets/projections (short-term, intermediate and long-term), interim forecasts, ad hoc analyses, strategy pro forma, sales analyses, production planning and predictive, activity-based cash forecast models. Develop financial and HR policies, manuals, procedures and controls; Primary contact for Company’s financing sources (current and prospective), auditors, tax experts, regulators, consultants and legal counsel; oversee HR, legal and accounting functions; mentor, develop, streamline and cross-train finance and accounting team. Mr. Valley was then CFO of Millennium Digital Media Systems, LLC (currently Broadstripe) and MDM iNet, LLC (dba U.S. Net). Millennium was the 30th largest cable system operator in the United States. MDM iNet was a sister company to Millennium Digital Media and a provider of Internet services to over 100,000 small and mid-sized business and select residential customers prior to disposition. Mr. Valley sourced, reviewed and negotiated debt, lease and equity financing proposals, amendments and waivers; including refinance of $200MM+ credit facility, restructuring management entity and ownership structure. He developed and maintained relationships with senior and mezzanine lenders, equity investors/venture capital firms, investment bankers, brokers and legal counsel; conducted and monitored the company’s $100MM+ interest rate hedging program (using various derivative instruments); prepared and delivered the company’s monthly and quarterly compliance packages; oversaw company’s cash management program including short-term investment portfolio and rolling liquidity forecasts; researched and prepared presentations to rating agencies and potential $150MM high-yield bond investors (including preparation of Millennium’s prospectus for 144A high-yield offering). Mr. Valley served as Assistant Vice President- Capital Markets of Citigroup, Inc. He managed the company’s U.S. mortgage pricing operations. Responsibilities included financial/return analysis, management of the pricing unit staff and daily pricing process, competitive analysis, model development/enhancement, streamlining processes, team building and motivation. Position required orchestration of several internal organizations in order to ensure return, volume and competitive objectives were met while recognizing and adhering to capacity constraints. Mr. Valley served as District Controller of Browning Ferris Industries, Inc. (BFI) - currently Republic Services, Inc., a Fortune 500 company in the waste services industry. His responsibilities included all financial aspects of the districts’ (landfill and hauling) operations and supervision of the accounting staff. Specific responsibilities included: budgeting, forecasting, analysis, internal controls, transaction approval (A/P, A/R, fixed assets, payroll, etc.), project cost tracking, compliance, preparation of financial statements and reporting results to senior management and corporate headquarters. Prior to leaving BFI, assisted in centralizing the accounting functions of 18 districts throughout five states into a single business center as well as the conversion from a mainframe accounting system to an SAP environment. These transitions required continuous dialogue and coaching with members of every department and corporate headquarters, standardization of several autonomous processes and workflow analyses.

Table of Contents	29

Mr. Valley was Senior Associate at Coopers & Lybrand, LLP (currently PricewaterhouseCoopers) Lead and/or participated in audits of a variety of industries including manufacturing, pharmaceutical, health care and service enterprises. Responsibilities included ongoing client relationship management, audit planning/ reengineering and research, staff supervision and evaluation, understanding/documenting/testing various systems/cycles and assessing risk areas, communication with management and shareholders regarding engagement issues, potential opportunities and recommendations for improvement. While at C&L also gained financial analysis and forecast modeling experience (developed and modified spreadsheet forecasting models) through preparation of feasibility studies for debt and equity placements through the firm’s consulting practice. Mr. Valley received a Bachelor of Science in Accountancy and a Master of Business Administration from Southern Illinois University.

Board Committees

We have not yet implemented any board committees as of the date of this prospectus.

Code of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our directors qualify as “audit committee financial experts”, as defined in Item 407 of Regulation S-K.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.	any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

Table of Contents	30

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Table of Contents	31

Item 11.   Executive Compensation

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal year 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffery Brown	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kelvin D Smith	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Anthony Cusumano	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Timothy D. Valley	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Employment Agreements

We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officers upon termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2013

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2013, our fiscal year-end.

Option Exercises and Stock Vested in 2013

None.

Table of Contents	32

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Potential Employment Agreement and Benefits

We do not anticipating entering into an employment agreement at this time our officers and directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to SIGMABROADBAND CO. who own more than 5% of the outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name of beneficial owner	Amount of Beneficial ownership	Percent of class
Common	Jeffery Brown	2,500,000(1)	10%
Common	Kelvin D. Smith	1,000,000	4%
Common	Anthony Cusumano	2,000,000	8%
Common	Officers/Directors a Group	6,500,000	22%

The percent of class is based on 24,576,000 shares of common stock issued and outstanding as of the date of this prospectus.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Conflict of Interest

The current officers and directors of the Company currently devote all required time necessary to the Company.  If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests.  The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of the Company must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
•	Any relative or spouse of any of the foregoing persons who have the same house as such person.

There are no promoters being used in relation with this report. No persons who may, in the future, be considered a promoter will receive or expect to receive any assets, services or other consideration from the Company.  No assets will be or are expected to be acquired from any promoter on behalf of the Company.

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained at www.sec.gov.

Table of Contents	33

Item 14.   Principal Accountant Fees and Services

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2013.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2013 and 2012 was $4,750.00 and $0, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors, or one or more members of our Board of Directors to whom authority to grant such approval had been delegated by the Board, prior to commencing such services.

Table of Contents	34

PART IV

Item 15.   Exhibits

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws as currently in effect*
4.1	Specimen common stock certificate*
31.1	302 Certifications – (filed herewith)
32.1	906 Certifications – (filed herewith)
31.2	302 Certifications – (filed herewith)
32.2	906 Certifications – (filed herewith)

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1 Registration Statement as declared effective December 13, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2014.

SIGMABROADBAND CO.
May 8, 2014

	By:	/s/	Jeffery A. Brown
Jeffery A. Brown
President, Secretary,
Principal Executive Officer
and Director

	By:	/s/	Timothy D. Valley
Timothy D. Valley
Chief Financial Officer and
Principal Accounting Officer

Table of Contents	35