Form 10-Q
period 2014-03-31
SIGMABROADBAND CO.
filed 2014-05-20
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

 Yes [x] No [ ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2014 was 27,526,000.

Table of Contents

SigmaBroadband Co.

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

Table of Contents	1

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Table of Contents	2

SigmaBroadband Co.
(A Development Stage Company)
Balance Sheets
March 31, 2014 and December 31, 2013
(Unaudited)

ASSETS
	March 31,	December 31,
	2014	2013
Current Assets:
Cash and equivalents	$ 7,872	$ 8,904
Total current assets	7,872	8,904

Equipment, net	10,000,000	10,000,000

	$ 10,007,872	$ 10,008,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$ 39,706	$ 7,757
Loans payable - stockholders	3,129	2,490
Note payable - current portion	1,000,000	1,000,000
Total current liabilities	1,042,835	1,010,247

Note payable - net of current portion	9,000,000	9,000,000

Commitments

Stockholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized,
24,576,000 and -0- shares issued and outstanding, respectively	2,458	2,458
Additional paid in capital	30,492	28,992
Subscription receivable	-	-
Deficit accumulated during development stage	(67,913)	(32,793)
	(34,963)	(1,343)

	$ 10,007,872	$ 10,008,904

Table of Contents	3

SigmaBroadband Co.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 and for the Period
From October 19, 2012 (Inception) to March 31, 2014

	From October 19, 2012 (Inception) to March 31, 2014	2014

			2013

Revenue, net	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Expenses:
Advertising and promotion	1,225	-	-
Computer and internet	109	30	-
Professional fees	15,988	2,608	500
Rent	9,139	1,639	3,000
Storage	2,516	639
Other	5,269	204	-
	34,246	5,120	3,500

Net loss before other income, expenses and income taxes	(34,246)	(5,120)	(3,500)

Other income and (expenses)
Interest expense	(33,667)	(30,000)	-

Net loss before income taxes	(67,913)	(35,120)	(3,500)

Provision for income taxes	-	-	-

Net loss	$ (67,913)	$ (35,120)	$ (3,500)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted average number
of shares outstanding	17,192,764	24,576,000	2,652,132

Table of Contents	4

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from October 19, 2012 (Inception) to March 31, 2014
					Additional Paid in Capital	Subscription Receivable	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock		Preferred Class A
	Shares	Amount	Shares	Amount
Balance at - October 19, 2012 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common shares for cash
at $0.0001 per share	14,000,000	1,400	-	-	-	-	-	1,400
Issuance of common shares for cash
at $0.25 per share	64,000	6	-	-	15,994	-	-	16,000
Issuance of common shares for cash
at $0.25 per share	4,000	1	-	-	999	-	-	1,000
Issuance of common shares for cash
at $0.00025 per share	1,400,000	140	-	-	210	-	-	350
Issuance of common shares for cash
at $0.50 per share	4,000	-	-	-	2,000	-	-	2,000
Issuance of common shares for cash
at $0.0002 per share	500,000	50	-	-	50	-	-	100
Contribution to additional paid in capital	-	-	-	-	3,000	-		3,000
Issuance of common shares for cash
at $0.0001 per share	5,000,000	500	-	-	-	-	-	500

Table of Contents	5

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity (continued)
For the Period from October 19, 2012 (Inception) to March 31, 2014
					Additional Paid in Capital	Subscription Receivable	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock		Preferred Class A
	Shares	Amount	Shares	Amount
Issuance of common shares for cash
at $0.00015 per share	2,000,000	200	-	-	100	-	-	300
Issuance of common shares for cash
at $0.0001 per share	1,000,000	100	-	-	-	-	-	100
Issuance of common shares for cash
at $0.0002 per share	500,000	50	-	-	50	-	-	100
Issuance of common shares for cash
at $0.001 per share	100,000	10	-	-	90	-	-	100
Issuance of common shares for cash
at $0.50 per share	4,000	1	-	-	1,999	-	-	2,000
Subscription receivable	-	-	-	-	-	(1,000)	-	(1,000)
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500

Table of Contents	6

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity (continued)
For the Period from October 19, 2012 (Inception) to March 31, 2014
					Additional Paid in Capital	Subscription Receivable	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock		Preferred Class A
	Shares	Amount	Shares	Amount
Payment of subscription receivable	-	-	-	-	-	1,000	-	1,000
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Net loss	-	-	-	-	-	-	(32,793)	(32,793)
Balance - December 31, 2013	24,576,000	2,458	-	-	28,992	-	(32,793)	(1,343)

Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Net loss	-	-	-	-	-	-	(35,120)	(35,120)
Balance - March 31, 204	24,576,000	$ 2,458	-	$ -	$ 30,492	$ -	$ (67,913)	$ (34,963)

Table of Contents	7

SigmaBroadband Co.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 and for the Period
From October 19, 2012 (Inception) to March 31, 2014

	From October 19, 2012 (Inception) to March 31, 2014	2014

			2013

Cash flows from operating activities:
Net loss	$ (67,913)	$ (35,120)	$ (3,500)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	39,706	31,949	2,000
Capitalized rent expense	9,000	1,500	3,000
Net cash used by operating activities	(19,207)	(1,671)	1,500

Cash flows from financing activities:
Proceeds from issuance of common stock	23,950	-	19,850
Stockholder's loan	3,129	639	100
Net cash provided by financing activities	27,079	639	19,950

Net increase in cash	7,872	(1,032)	21,450
Cash at beginning of period	-	8,904	-
Cash at end of period	$ 7,872	$ 7,872	$ 21,450

Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 33,667	$ 30,000	$ -
Income taxes	$ -	$ -	$ -

Non-cash transactions:
During the periods ended March 31, 2014 and 2013, and for the period from October 19, 2012 (inception) through March 31, 2014, the Company capitalized rent expense of $1,500, $3,000 and $7,500, respectively.

Table of Contents	8

SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2014

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2013.

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

Table of Contents	9

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2014.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2014. The Company's financial instruments consist of cash, accounts payable and accrued expenses, loans payable - stockholders, and note payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Table of Contents	10

Note 2. LOANS PAYABLE - STOCKHOLDERS

At March 31, 2014 a stockholder and officer of the Company was owed $826 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

At March 31, 2014 a stockholder and officer of the Company was owed $2,303 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

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

Note 3. NOTE PAYABLE (continued)

The Company has the option to pay the remaining $9,000,000 balance in the Company's common stock at par value 12 months after the signing of the agreement or to pay it in equal monthly installments over a 60 month term with interest at 12% per annum.

Note 4. STOCKHOLDERS' EQUITY

The Company has authorized 490,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2014, 24,576,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at March 31, 2014.

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

In March 2013, the Company issued 4,000 shares of common stock at $0.50 per share.

In March 2013, the Company issued 500,000 shares of common stock at $0.0002 per share.

In April 2013, the Company issued 2,000,000 shares of common stock at $0.00015 per share.

Table of Contents	11

Note 4. STOCKHOLDERS' EQUITY (continued)

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

Rent expense for the three months ended March 31, 2014 and 2013, and for the period from October 19, 2012 (inception) through March 31, 2014, totaled $1,500, $3,000 and $7,500, respectively, and was capitalized as additional paid-in capital.

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	25%
Effect of operating losses	(25)%
0%

As of March 31, 2014, the Company has a net operating loss carryforward of approximately $68,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2014.

Note 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 19, 2012 (inception) to March 31, 2014, the Company incurred a net loss of approximately $68,000. In addition, the Company has no significant assets or revenue generating operations.

Table of Contents	12

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the three months ended March 31, 2014 and 2013, and for the period from October 19, 2012 (Inception) to March 31, 2014 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Table of Contents	13

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

Table of Contents	14

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of March 31, 204 we had $7,872 cash on hand.  We had total expenses of $34,246 which were related to general and administrative costs (See “Financial Statements”).

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

Results of Operations

We have generated no revenues since inception; we have incurred operational expenses for the three months ended March 31, 2014 and 2013, and for the period from October 19, 2012 (Inception) to March 31, 2014 in the amount of $5,120, $3,500 and $34,246 respectively. These expenses were attributed to startup costs including general and administrative expenses.

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

Table of Contents	15

We plan:

•	To be a leading provider of cost-effective and reliable technology services for home, small to medium sized businesses in the areas we serve and to create value to our shareholders.
•	To be a force in the technology industry that will transform the way of life in our communities.
•	To provide optimum support and service using state-of-the-art technology and innovative customer care, building long- standing partnerships with our customers, ensuing mutually beneficial returns.
•	To bundle our services to provide a more price competitive package to the customers.
•	To provide local, long distance, Internet access and digital video including VoIP and cloud-based services, and a complete set of features that will attract and retain the customers.
•	To keep our prices competitive with the competition and offer added value to our customers.
•	To retain a seasoned and talented management team. The founders and senior management of the Company have had successful professional careers building rural markets in cable, telecom, cellular and wireless industries, and have extensive experience in all key functional areas and in all operating environments, including start-ups and early stage development companies.
•	To utilize favorable government policies. We intend to develop important strategic partnerships with the Federal Government (specifically the FCC and RUS) and with state and local governments and economic development authorities whose policy is to encourage deployment of broadband services in rural communities.
•	To employ an attractive, leverage-based, capital structure. Raise enough capital to effectuate our business and expansion plan.
•	To pursue “first to market” deployments. We place a high priority on getting to market fast in order to benefit from early entrant status in rural markets and begin to build a valuable customer base.
•	To leverage technological expertise. Our management team has significant experience in Broadband and related technologies, and is taking an “agnostic” approach to technology decisions. The ability to evaluate and use latest technologies is intended to put us in position to balance time-to-market deployment issues with long-term migration plans and capital spending constraints so as to maximize the value of the infrastructure.
•	To both employ staff and contract with key vendors that have deep experience in deploying state-of-the-art broadband systems in rural markets throughout the United States.
•	To create significant economies of scale. We believe that we have developed an operating model that allows us to combine all of the benefits and attributes of being a “local” provider in a given community, with the enormous benefits of regional and central management and operating functions that will drive profitability.
•	To select suitable markets. Not all rural markets are created equal. We intend to maintain a disciplined and selective approach to identifying rural markets that are attractive based on topographical characteristics, competitive profiles, consumer demographics, and our ability to cluster operations.
•	To pursue growth initiatives. We intend to pursue geographical expansion through, among other things, additional rural areas, and selected acquisition of other independent cable service operators and partnerships with competitive technology providers. In addition, we anticipate significant growth opportunities in the expansion of our service offerings.

As we gain strength and stability in the regional rural markets we intend to expand our influence and market throughout the U.S.

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the three months ended March 31, 2014, the company has a net loss $35,120. The company has financed its activities from private funding and proceeds from the issuance of its common stock.

The company intends to finance its future business and development activities and its working capital needs largely from the sale of equity securities until such time that funds generated from operations are sufficient to fund working capital requirements.

Table of Contents	16

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2014, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act of 1934 as a process designed by or under the supervision of the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America and included those policy and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company.
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of finical statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention for timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

Table of Contents	17

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

As of March 31, 2014 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	18

PART II—OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during this quarter ended March 31, 2014.

During the three month period ended March 31, 2014, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2014.

Table of Contents	19

EXHIBITS

INDEX OF EXHIBITS

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	20

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.
May 20, 2014

	By:	/s/	Jeffery A. Brown
Jeffery A. Brown
President, Secretary,
Principal Executive Officer
and Director

	By:	/s/	Timothy D. Valley
Timothy D. Valley
Chief Financial Officer and
Principal Accounting Officer

Table of Contents	21