Form 10-Q
period 2014-09-30
SIGMABROADBAND CO.
filed 2014-11-07
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES [ ] NO [x]

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2014 was 24,694,000.

Table of Contents

SigmaBroadband Co.

Index

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	2

	Balance Sheets (unaudited) at September 30, 2014 and December 31, 2013	3

	Statements of Operations (unaudited) For the Nine Months Ended September 30, 2014 and 2013, and for the Period From October 19, 2012 (Inception) to September 30, 2014	4

	Statement of Stockholders Equity for the Period from October 19, 2012 (Inception) to September 30, 2014	5

	Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2014 and 2013, and for the Period From October 19, 2012 (Inception) to September 30, 2014	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Default Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Shareholders	18

Item 5.	Other Information	18

Item 6.	Exhibits

Signatures		19

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

Intentionally Leave Blank

Table of Contents	1

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of September 30, 2014 and 2013 and for the Period from October 19, 2012 (Inception) and for the nine months ended September 30, 2014 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Table of Contents	2

SigmaBroadband Co.
(A Development Stage Company)
Balance Sheets
September 30, 2014 and December 31, 2013
(Unaudited)
	September 30,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and equivalents	$7,172	$8,904
Total current assets	7,172	8,904

Equipment, net	10,000,000	10,000,000

	$10,007,172	$10,008,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$99,255	7,757
Loans payable - stockholders	3,130	2,490
Total current liabilities	102,385	10,247

Note payable	10,000,000	10,000,000

Commitments

Stockholders' Equity:
Series A Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized, 24,596,000 and 24,576,000 shares issued and outstanding, respectively	2,460	2,458
Additional paid in capital	53,490	28,992
Deficit accumulated during development stage	(151,163)	(32,793)
	(95,213)	(1,343)

	$10,007,172	$10,008,904

Table of Contents	3

SigmaBroadband Co.
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2014 and 2013 and for the Period
From October 19, 2012 (Inception) to September 30, 2014

	From October 19, 2012 (Inception) to September 30, 2014	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2014	2013	2014	2013
Revenue (net)	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Gross profit	—	—	—	—	—
Expenses:
Advertising and promotion	1,225	—	153	—	153
Computer and internet	168	59	—	89	50
Professional fees	32,000	16,012	4,385	18,620	9,515
Rent	12,139	3,000	1,500	4,639	6,000
Storage	2,942	426	623	1,065	1,238
Travel	2,134	2,134	—	2,134	—
Other	6,368	1,099	1,988	1,303	3,310
	56,976	22,730	8,649	27,850	20,266
Net loss before other income, expenses and income taxes	(56,976)	(22,730)	(8,649)	(27,850)	(20,266)
Other income and (expenses)
Interest expense	(94,187)	(60,520)	—	(90,520)	—
Net loss before income taxes	(94,187)	(60,520)	—	(90,520)	—
Provision for income taxes	—	—	—	—	—
Net loss	$(151,163)	$(83,250)	$(8,649)	$(118,370)	$(20,266)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number
of shares outstanding	19,094,697	24,588,391	24,576,000	24,579,123	16,867,943

Table of Contents	4

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from October 19, 2012 (Inception) to September 30, 2014
	Common Stock		Series A Preferred		Additional Paid in Capital	Subscriptions Receivable	Accumulated Deficit During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at - October 19, 2012 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common shares for cash at $0.0001 per share	14,000,000	1,400	—	—	—	—	—	1,400
Issuance of common shares for cash at $0.25 per share	64,000	6	—	—	15,994	—	—	16,000
Issuance of common shares for cash at $0.25 per share	4,000	1	—	—	999	—	—	1,000
Issuance of common shares for cash at $0.00025 per share	1,400,000	140	—	—	210	—	—	350
Issuance of common shares for cash at $0.50 per share	4,000	—	—	—	2,000	—	—	2,000
Issuance of common shares for cash at $0.0002 per share	500,000	50	—	—	50	—	—	100
Contribution to additional paid in capital	—	—	—	—	3,000	—	3,000
Issuance of common shares for cash at $0.0001 per share	5,000,000	500	—	—	—	—	—	500
Issuance of common shares for cash at $0.00015 per share	2,000,000	200	—	—	100	—	—	300
Issuance of common shares for cash at $0.0001 per share	1,000,000	100	—	—	—	—	—	100
Issuance of common shares for cash at $0.0002 per share	500,000	50	—	—	50	—	—	100
Issuance of common shares for cash at $0.001 per share	100,000	10	—	—	90	—	—	100
Issuance of common shares for cash at $0.50 per share	4,000	1	—	—	1,999	—	—	2,000
Subscription receivable	—	—	—	—	—	(1,000)	—	(1,000)
Contribution to additional paid in capital	—	—	—	—	1,500	—	1,500
Payment of subscription receivable	—	—	—	—	—	1,000	—	1,000
Contribution to additional paid in capital	—	—	—	—	1,500	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	1,500
Net loss	—	—	—	—	—	—	(32,793)	(32,793)
Balance - December 31, 2013	24,576,000	2,458	—	—	28,992	—	(32,793)	(1,343)
Contribution to additional paid in capital	—	—	—	—	1,500	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	1,500
Issuance of common shares for cash at $1.00 per share	20,000	2	—	—	19,998	—	—	20,000
Contribution to additional paid in capital	—	—	—	—	1,500	—	1,500
Net loss	—	—	—	—	—	—	(118,370)	(118,370)
Balance - September 30, 2013	24,596,000	$2,460	—	$—	$53,490	$—	$(151,163)	$(95,213)

Table of Contents	5

SigmaBroadband Co.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 and for the Period
From October 19, 2012 (Inception) to September 30, 2014

	From October 19, 2012 (Inception) to September 30, 2014	For the Nine Months Ended September 30,
		2014	2013
Cash flows from operating activities:
Net loss	$(151,163)	$(118,370)	$(20,266)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	99,255	91,498	1,590
Capitalized rent expense	12,000	4,500	—
Net cash used by operating activities	(39,908)	(22,372)	(18,676)
Cash flows from financing activities:
Proceeds from issuance of common stock	43,950	20,000	29,950
Stockholders' loans	3,130	640	1,851
Net cash provided by financing activities	47,080	20,640	31,801
Net increase in cash	7,172	(1,732)	13,125
Cash at beginning of period	—	8,904	—
Cash at end of period	$7,172	$7,172	$13,125
Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash transactions:
During the nine months ended September 30, 2014 and 2013, and for the period from October 19, 2012 (inception) through September 30, 2014, the Company capitalized rent expense of $4,500, $6,000 and $12,000, respectively.

Table of Contents	6

SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2014.

Table of Contents	7

SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2014. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Table of Contents	8

SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 2. LOAN PAYABLE - STOCKHOLDER

At September 30, 2014 a stockholder and officer of the Company was owed $827 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

At September 30, 2014 a stockholder and officer of the Company was owed $2,303 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

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

Interest expense for the nine months ended September 30, 2014 was $90,520.

Note 4. STOCKHOLDERS' EQUITY

The Company has authorized 490,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2014, 24,576,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at September 30, 2014.

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

In March 2013, the Company issued 1,400,000 shares of common stock at $0.00025 per share.

In March 2013, the Company issued 4,000 shares of common stock at $0.50 per share.

In March 2013, the Company issued 500,000 shares of common stock at $0.0002 per share.

Table of Contents	9

SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 4. STOCKHOLDERS’ EQUITY (continued)

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

Under the terms of this lease, rent expense for the nine months ended September 30, 2014 and 2013, and for the period from October 19, 2012 (inception) through September 30 2014, totaled $4,500, $6,000 and $12,000, respectively, and was capitalized as additional paid-in capital.

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of September 30, 2014, the Company has a net operating loss carryforward of approximately $151,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2014.

Note 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 19, 2012 (inception) to September 30, 2014, the Company incurred a net loss of approximately $151,000. In addition, the Company has no revenue generating operations.

Table of Contents	10

SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 7. BASIS OF REPORTING (continued)

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

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the nine months ended September 30, 2014 and 2013, and for the period from October 19, 2012 (Inception) to September 30, 2014 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Table of Contents	12

General Overview

SIGMABROADBAND CO. is a registered Georgia company. The Company has several million dollars in technology assets and is to be engaged in the business of providing voice, data, and digital video as a triple play bundled service to rural markets in the United States of America. We plan to offer our customers traditional cable video programming, Internet services, telephone services and IPtv, as well as advanced video services such as on demand, high definition (“HD”) television and digital video recorder (“DVR”) service. We plan to provide national and international long distance service. Our business plan include goals for increasing customers and revenue. To reach our goals, we will actively invest in our network and operations in order to improve the quality and value of the products and packages that we offer.

SIGMABROADBAND CO. has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. SIGMABROADBAND CO. is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan, purpose and substantial assets.

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

SIGMABROADBAND CO. currently has no intention to engage in a merger or acquisition with any unidentified company. However, we may pursue strategic acquisitions that complement our current business model within the technology industry which may allow us to expand our activities, capabilities, advance our production and revenue.

SIGMABROADBAND CO.’s fiscal year end is December 31.

Industry Background

Approximately 100 million Americans do not have broadband at home today and most of them are living in rural communities across America. We intend to be a leading provider of cost-effective and reliable technology services for home, small to medium sized businesses in the areas we serve and to create value to our shareholders.

We intend to deliver innovative communications, information and entertainment. Our voice, data and video products and services offer over intelligent wireless, wireline, cable, fiber, broadband and global IP networks that meet customers' growing demand for speed, mobility, security and control. As a committed corporate citizen, we use our advanced communications services to address important issues confronting our society today, especially in rural America. We plan to follow a strategy of being first to our regional markets with technology and services first introduced in metropolitan areas by national service providers.

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

Table of Contents	13

Plan of Operation

We are a development stage company, incorporated on October 19, 2012 and have not started operations or generated or realized any revenues from our business operations. However, we have substantial technology assets ready to deploy in the rural markets where we plan to provide our services.

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of September 30, 2014 we had $7,172 cash on hand.  We had total expenses of $27,850 which were related to general and administrative costs (See “Financial Statements”).

To date, the Company has not fully implemented its planned principal operations or strategic business plan. SIGMABROADBAND CO. is attempting to secure sufficient monetary assets to increase operations. SIGMABROADBAND CO. cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

Our intended plan of operations is to offer voice, data, and video services and implement the necessary sales and marketing support to begin generating revenue. If SIGMABROADBAND CO. does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. SIGMABROADBAND CO. cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

SIGMABROADBAND CO. currently does own significant plant or equipment that it can seek to sell in the near future in order to sustain its operations if not able to raise necessary capital for its business.

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

Table of Contents	14

Results of Operations

We have generated no significant revenues since inception; we have incurred operational expenses for the nine months ended September 30, 2014 and 2013, and for the period from October 19, 2012 (Inception) to September 30, 2014 in the amounts of $27,850, $20,266 and $56,976 respectively. These expenses were attributed to startup costs including general and administrative expenses.

In August 2014, the Company issued 20,000 shares of its common stock at $1.00 per share.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe the competition is very limited in our market niche for broadband voice, data and video in the rural markets and only a limited number of companies competing with us in the marketplace. However, there is no assurance that such national competitor will not arrive in the future. We do not anticipate any major changes in the triple-play telecommunications industry. We believe that 2014 and beyond will be a significant growth year(s) for us. As we gain strength and stability in the regional rural markets we intend to expand our influence in markets throughout the U.S.

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the nine months ended September 30, 2014, the company has a net loss $118,370. The company has financed its activities from private funding and proceeds from the issuance of its common stock.

The company intends to finance its future business and development activities and its working capital needs largely from the sale of equity securities until such time that funds generated from operations are sufficient to fund working capital requirements.

Table of Contents	15

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2014, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act of 1934 as a process designed by or under the supervision of the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America and included those policy and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company.
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of finical statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
·	Provide reasonable assurance regarding prevention for timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

Table of Contents	16

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

As of September 30, 2014 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	17

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended September 30, 2014.

During the six month period ended September 30, 2014, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the six month period ended September 30, 2014.

Table of Contents	18

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.

November 6, 2014

By: /s/ Jeffery A. Brown

Jeffery A. Brown

President, Secretary, Principal Executive Officer, and Director

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