Form 10-K
period 2014-12-31
SIGMABROADBAND CO.
filed 2015-04-20
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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
Yes [X] No [ ]

On December 31, 2014 there were 27,596,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 39 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 15, 2015 was 27,596,000.

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

Table of Contents	1

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

Table of Contents	2

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

We are poised to compete with any competitor that enters our market in terms of price, quality of service and no term contract. Since our operations are in rural areas, we may not have to compete with any regional and national carriers, except for local independent operators and DBS providers.

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

Our key to success is to bring the strength of our business development experiences, well trained personnel and cutting-edge technologies in every segment of our core businesses to increase profit margin and increase investors’ satisfaction, while we deliver value from diversity and promote sustainability for economic and social development.

Table of Contents	3

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

Our Technology

We intend to operate Class 4/5 voice switching, routers, digital multiplexers among others and a cable network which allowing us to lower the cost of IP and TDM voice termination to our customers. To date, we have access from 23 head-end locations capable of serving well over 30 rural counties and communities. The current network without expansion spans 923 linear miles, covering more than 8,000 square miles, utilizing 732 miles of fiber optic cable or 4 million feet of fiber infrastructure.

Employees

SIGMABROADBAND CO. with the exception of its officers and directors has no other employees, however, works with several outside consultants who have substantial industry experience and who have dedicated time and effort on behalf of the Company.

Table of Contents	4

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

Item 1A. Risks Factors

Not Applicable.

Table of Contents	5

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

There are no known pending legal or administrative proceedings against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2014.

Table of Contents	6

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of the date of this document, the Company’s common stock is traded on the OTC Markets under the ticker symbol SGRB.  Our current prospectus is a step toward creating a public market for our common stock, which may enhance the liquidity of our shares.  However, there can be no assurance that a meaningful trading market will ever develop.  The Company and its management make no representation about the present or future value of our common stock.

As of the date of this prospectus, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company and other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

As of the date of this document we have approximately 27,596,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 39 shareholders, five of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 15, 2014 was 27,596,000.

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

During the year ended December 31, 2014, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 6.  Selected Financial Data

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2014 together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Table of Contents	7

Balance Sheet Data

	December 31,
	2014	2013
ASSETS
Cash	$2,161	$8,904
Total Assets	$9,002,161	$10,008,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$134,145	$7,757
Total Current Liabilities	$137,701	$10,247
Note Payable – Net of Current Portion	$10,000,000	$10,000,000

STOCKHOLDERS’ EQUITY
Common stock: $.0001 par value, 490,000,000 shares authorized 24,596,000 shares issued and outstanding	$2,460	$2,458
Additional paid-in-capital	$54,990	$28,992
Accumulated Deficit	$(1,191,990)	$(32,793)

Total stockholders’ equity	$(1,135,540)	$(1,343)

Total liabilities and stockholders’ equity	$9,002,161	$10,008,904

Statements of Operations Data

	October 19, 2012 (inception) to December 31, 2014	December 31, 2014	2013
Revenues	$-0-	$-0-	$-0-
Operating Expenses	$1,067,803	$1,038,677	$29,126
Earnings (Net Loss)	$(1,191,990)	$(1,159,197)	$(32,793)
Weighted average number of shares of common stock outstanding	19,724,979	24,584,164	18,810,795

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2014 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Table of Contents	8

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

Since incorporation, the Company has financed its operations through private placement capital. As of December 31, 2014 we had $2,161.00 cash on hand.  We had total expenses of $1,159,197.00 which were related to general and administrative costs (See “Financial Statements”).

Table of Contents	9

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

The Company has no plans to seek a business combination with another entity in the foreseeable future.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2014:

Cash and cash equivalents	$2,161.00
Total assets	$9,002,161.00
Total liabilities	$10,137,701.00
Total shareholders’ (deficit)	$1,191,990.00

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the period ended December 31, 2014. Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from a capital contribution from a majority shareholder of the company. Such capital contribution was utilized to pay 2013 research and development expenditures.

Intangible Assets

There were no intangible assets during the period from inception through December 31, 2014.

Material Commitments

There were no material commitments for the period from inception through December 31, 2014.

Table of Contents	10

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from inception through December 31, 2014.

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

Table of Contents	11

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

Table of Contents	12

Item 8.  Financial Statements and Supplementary Data

SigmaBroadband Co.

Audited Financial Statements

For The Years Ended December 31, 2014 and 2013

Reports of Independent Registered Public Accounting Firm

Table of Contents	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

SigmaBroadband Co.

We have audited the accompanying balance sheets of SigmaBroadband Co., (A Development Stage Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (October 19, 2012) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SigmaBroadband Co., (A Development Stage Company) as of December 31, 2014, and results of its operations and its cash flows for the years then ended, and for the period from inception (October 19, 2012) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.

David A. Aronson, CPA. P.A.

North Miami Beach, Florida

March 31, 2015

Table of Contents	14

SigmaBroadband Co.
(A Development Stage Company)
Balance Sheets
December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets:
Cash and equivalents	$2,161	$8,904
Total current assets	2,161	8,904

Equipment, net	9,000,000	10,000,000

	$9,002,161	$10,008,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$134,145	$7,757
Loan payable - stockholder	3,556	2,490
Note payable - current portion	—	—
Total current liabilities	137,701	10,247

Note payable - net of current portion	10,000,000	10,000,000

Commitments

Stockholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized, 24,576,000 and -0- shares issued and outstanding, respectively	2,460	2,458
Additional paid in capital	54,990	28,992
Treasury stock	(1,000)	—
Deficit accumulated during development stage	(1,191,990)	(32,793)
	(1,135,540)	(1,343)

	$9,002,161	$10,008,904

Table of Contents	15

SigmaBroadband Co.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2014 and 2013 and for the Period
From October 19, 2012 (Inception) to December 31, 2014

	From October 19, 2012 (Inception) to December 31, 2014	2014	2013
Revenue	$—	$—	$—
Cost of goods sold	—	—	—
Gross income	—	—	—

Expenses:
Officer's compensation	—	—	—
Advertising and promotion	1,225	—	1,225
Computer and internet	198	119	79
Depreciation	1,000,000	1,000,000	—
Professional fees	28,812	13,797	15,015
Rent	13,639	6,139	7,500
Storage	4,469	2,592	1,877
Travel	2,134	2,134	—
Other	17,326	13,896	3,430
	1,067,803	1,038,677	29,126

Net loss before other income, expenses and income taxes	(1,067,803)	(1,038,677)	(29,126)

Other income and (expenses)
Interest expense	(124,187)	(120,520)	(3,667)

Net loss before income taxes	(1,191,990)	(1,159,197)	(32,793)

Provision for income taxes	—	—	—

Net loss	$(1,191,990)	$(1,159,197)	$(32,793)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0)

Basic and diluted weighted average number of shares outstanding	19,724,979	24,584,164	18,810,795

Table of Contents	16

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from October 19, 2012 (Inception) to December 31, 2014
									Accumulated
									Deficit
			Preferred		Additional				During	Total
	Common Stock		Class A		Paid In	Treasury Stock		Subscription	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Stage	Equity
Balance at - October 19, 2012 (inception)	—	$—	—	$—	$—	—	$—	$—	$—	$—
Issuance of common shares for cash at $0.0001 per share	14,000,000	1,400	—	—	—		—	—	—	1,400
Issuance of common shares for cash at $0.25 per share	64,000	6	—	—	15,994		—	—	—	16,000
Issuance of common shares for cash at $0.25 per share	4,000	1	—	—	999		—	—	—	1,000
Issuance of common shares for cash at $0.00025 per share	1,400,000	140	—	—	210		—	—	—	350
Issuance of common shares for cash at $0.50 per share	4,000	—	—	—	2,000		—	—	—	2,000
Issuance of common shares for cash at $0.0002 per share	500,000	50	—	—	50		—	—	—	100
Contribution to additional paid in capital	—	—	—	—	3,000		—	—		3,000
Issuance of common shares for cash at $0.0001 per share	5,000,000	500	—	—	—		—	—	—	500
Issuance of common shares for cash at $0.00015 per share	2,000,000	200	—	—	100		—	—	—	300
Issuance of common shares for cash at $0.0001 per share	1,000,000	100	—	—	—		—	—	—	100

Table of Contents	17

Issuance of common shares for cash at $0.0002 per share	500,000	50	—	—	50		—	—	—	100
Issuance of common shares for cash at $0.001 per share	100,000	10	—	—	90		—	—	—	100
Issuance of common shares for cash at $0.50 per share	4,000	1	—	—	1,999		—	—	—	2,000
Subscription receivable	—	—	—	—	—		—	(1,000)	—	(1,000)
Contribution to additional paid in capital	—	—	—	—	1,500		.	—		1,500
Payment of subscription receivable	—	—	—	—	—		—	1,000	—	1,000
Contribution to additional paid in capital	—	—	—	—	1,500		—	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500		—	—	—	1,500
Net loss	—	—	—	—	—	—	—	—	(32,793)	(32,793)
Balance - December 31, 2013	24,576,000	2,458	—	—	28,992	—	—	—	(32,793)	(1,343)
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Issuance of common shares for cash at $1.00 per share	20,000	2	—	—	19,998	—	—	—	—	20,000
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—		1,500
Purchase of treasury stock at cost	—	—	—	—	—	2,000	(1,000)	—	—	(1,000)
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Net loss	—	—	—	—	—	—	—	—	(1,159,197)	(1,159,197)
Balance - December 31, 2014	24,596,000	$2,460	—	$—	$54,990	2,000	$(1,000)	$—	$(1,191,990)	$(1,135,540)

Table of Contents	18

SigmaBroadband Co.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013 and for the Period
From October 19, 2012 (Inception) to December 31, 2014

	From October 19, 2012 (Inception) to December 31, 2014	2014	2013

Cash flows from operating activities:
Net loss	$(1,191,990)	$(1,159,197)	$(32,793)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,000,000	1,000,000	—
Accounts payable and accrued expenses	134,145	126,388	7,757
Capitalized rent expense	6,000	6,000	—
Net cash used by operating activities	(51,845)	(26,809)	(25,036)

Cash flows from financing activities:
Proceeds from issuance of common stock	51,450	20,000	31,450
Stockholder's loan	3,556	1,066	2,490
Purchase of treasury stock, at cost	(1,000)	(1,000)
Net cash provided by financing activities	54,006	20,066	33,940

Net increase in cash	2,161	(6,743)	8,904
Cash at beginning of period	—	8,904	—
Cash at end of period	$2,161	$2,161	$8,904

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash transactions:
Cash flows from investing activities for the year ended December 31, 2013 does not include the purchase of $10 million of capitalized equipment as the acquisition of the equipment was transacted by issuing a note payable for a like amount and therefore did not have an impact on cash flows for the period.

Table of Contents	19

SigmaBroadband Co.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

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

Equipment, net

Equipment is stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using the straight line method of accounting.

The Company has estimated the useful life of the equipment to be 10 years.

The cost and accumulated depreciation for equipment sold, retired, or otherwise disposed of are relieved from the accounts, and any resulting gains or losses are reflected in income.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2014.

Table of Contents	20

SigmaBroadband Co.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

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

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

NOTE 2 –  EQUIPMENT, NET

'The Company's furniture and equipment at December 31, 2014 consisted of the following:

Telecommunications equipment	$10,000,000
Less: accumulated depreciation	1,000,000
Total	$9,000,000

Note 3. LOAN PAYABLE - STOCKHOLDER

During 2014 and 2013, a stockholder and officer of the Company advanced the Company $214 and $613, respectively, to pay for certain expenses. The loan bears no interest, is payable on demand and had a balance of $827 at December 31, 2014.

During 2014 and 2013, a stockholder and officer of the Company advance the Company $2,729 and $1,877, respectively, to pay for certain expenses. The loan bears no interest, is payable on demand and had a balance of $2,729 at December 31, 2014.

Table of Contents	21

SigmaBroadband Co.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 4. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement called for the Company to sign an installment agreement for $1,000,0000. The installment agreement, as amended in January 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum. Additionally, under the terms of this modification, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable. Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due.

The Company has the option to pay the remaining $9,000,000 balance in the Company's common stock at par value 12 months after the signing of the agreement or to pay it in equal monthly installments over a 60 month term with interest at 12% per annum.

Note 5.  STOCKHOLDERS' EQUITY

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

In April 2013, the Company issued 2,000,000 shares of common stock at $0.00015 per share.

In April 2013, the Company issued 500,000 shares of common stock at $0.0002 per share.

In May 2013, the Company issued 100,000 shares of common stock at $0.001 per share.

Table of Contents	22

SigmaBroadband Co.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 5. STOCKHOLDERS' EQUITY (continued)

In May 2013, the Company issued 4,000 shares of common stock at $0.50 per share.

In August 2014, the Company issued 20,000 shares of common stock at $1.00 per share.

In October 2014, the Company repurchased 2,000 shares of its common stock at $0.50 per share.

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the years ended December 31, 2014 and 2013 totaled $6,000 and $7,500, respectively, and was capitalized as additional paid-in capital.

Note 7. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2014, the Company has a net operating loss carryforward of approximately $1,192,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2014. The principal difference between the operating loss for income tax purposes and reporting purposes is accrued officer's compensation.

Note 8. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 19, 2012 (inception) to December 31, 2014, the Company incurred a net loss of approximately $1,192,000. In addition, the Company has no revenue generating operations.

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

Table of Contents	23

SigmaBroadband Co.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 9. SUBSEQUENT EVENTS

In accordance with ASC 855, management has evaluated the subsequent events through the date of issuance of the financial statements. Based upon this evaluation, there are no subsequent events that require disclosure.

Table of Contents	24

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Table of Contents	25

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2013, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2014.

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

Item 9B.  Other Information

There exists no information required to be disclosed by us in any report during the nine-month period ended December 31, 2014, but not reported.

Table of Contents	26

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their ages as of December 31, 2014 are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Jeffery Brown	50	Chief Technology Officer, Director	2012
Kelvin D. Smith	62	Chief Executive Officer, Chief Operating Officer	2012
Anthony Cusumano	59	Vice President, Director	2012
Timothy D. Valley	48	Chief Financial Officer	2012

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

Table of Contents	27

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

Table of Contents	28

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.	any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;
2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:
i.	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
Table of Contents	29

ii.	engaging in any type of business practice; or
iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
4.	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;
5.	being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
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

Item 11.   Executive Compensation

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal year 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffery Brown	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kelvin D Smith	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Anthony Cusumano	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Timothy D. Valley	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Table of Contents	30

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

Grants of Plan-Based Awards in 2014

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2014, our fiscal year-end.

Option Exercises and Stock Vested in 2014

None.

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

Title of class	Name of beneficial owner	Amount of Beneficial ownership		Percent of class
Common	Jeffery Brown	2,500,000	(1)	10%
Common	Kelvin D. Smith	1,000,000		4%
Common	Anthony Cusumano	2,000,000		8%
Common	Officers/Directors a Group	6,500,000		22%

The percent of class is based on 24,596,000 shares of common stock issued and outstanding as of the date of this prospectus.

Table of Contents	31

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

Item 14.   Principal Accountant Fees and Services

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2014.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2014 and 2013 was $4,750.00 and $4,750, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

Table of Contents	32

PART IV

Item 15.   Exhibits

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No. Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws as currently in effect*
4.1	Specimen common stock certificate*
31.1	302 Certifications – (filed herewith)
32.1	906 Certifications – (filed herewith)
31.2 32.2	302 Certifications – (filed herewith) 906 Certifications – (filed herewith)

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1 Registration Statement as declared effective December 13, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2015.

SIGMABROADBAND CO.
April 20, 2015
	By:	/s/ Jeffery A. Brown
Jeffery A. Brown
President, Secretary, Principal Executive Officer

	By:	/s/ Timothy D. Valley
Timothy D. Valley
Chief Financial OFficer and
Principal Accounting Officer

Table of Contents	33