Form 10-Q
period 2015-03-31
SIGMABROADBAND CO.
filed 2015-05-18
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2015 was 27,596,000.

Table of Contents

SigmaBroadband Co.

Index

Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets (unaudited) at March 31, 2015 and December 31, 2014
Statements of Operations (unaudited) For the Three Months Ended March 31, 2015 and 2014, and for the Period From October 19, 2012 (Inception) to March 31, 2015

Statement of Stockholders Equity for the Period from October 19, 2012 (Inception) to March 31, 2015

Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2015 and 2014, and for the Period From October 19, 2012 (Inception) to March 31, 2015

Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Default Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Shareholders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Table of Contents	1

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

Table of Contents	2

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of March 31, 2015 and 2014 and for the Period from October 19, 2012 (Inception) and for the three months ended March 31, 2015 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

SigmaBroadband Co.
(A Development Stage Company)
Balance Sheets
March 31, 2015 and December 31, 2014
(Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Current Assets:
Cash and equivalents	$532	$2,161
Total current assets	532	2,161

Equipment, net	8,750,000	9,000,000

	$8,750,532	$9,002,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$10,396	$9,958
Accrued interest	144,187	124,187
Loans payable - stockholders	8,943	3,556
Note payable - current portion	—	—
Total current liabilities	163,526	137,701

Note payable - net of current portion	10,000,000	10,000,000

Commitments

Stockholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized, 24,596,000 issued and outstanding, respectively	2,460	2,460
Additional paid in capital	56,490	54,990
Treasury stock	(1,000)	(1,000)
Deficit accumulated during development stage	(1,470,944)	(1,191,990)
	(1,412,994)	(1,135,540)

	$8,750,532	$9,002,161

Table of Contents	3

SigmaBroadband Co.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
Revenue (net)	$—	$—
Cost of goods sold	—	—
Gross profit	—	—

Expenses:
Computer and internet	150	30
Depreciation	250,000	250,000
Professional fees	2,482	2,608
Rent	1,500	1,639
Storage	675	639
Travel	1,023	—
Other	3,124	204
	258,954	255,120
Net loss before other income, expenses and income taxes	(258,954)	(255,120)

Other income and (expenses)
Interest expense	(20,000)	(30,000)

Net loss before income taxes	(278,954)	(285,120)

Provision for income taxes	—	—

Net loss	$(278,954)	$(285,120)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	24,596,000	24,576,000

Table of Contents	4

SigmaBroadband Co.
(A Development Stage Company)
Statement of Stockholders' Equity
March 31, 2015

								Accumulated
					Additional			Deficit During	Total
	Common Stock		Preferred Class A		Paid in	Treasury Stock		Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Stage	Equity
Balance - January 1, 2014	24,576,000	$2,458	—	$—	$28,992	—	$—	$(32,793)	$(1,343)

Contribution to additional paid in capital	—	—			1,500	—	—	—	1,500
Contribution to additional paid in capital	—	—			1,500	—	—	—	1,500
Issuance of common shares for cash at $1.00 per share	20,000	2			19,998	—	—	—	20,000
Contribution to additional paid in capital	—	—			1,500	—	—		1,500
Purchase of treasury stock at cost	—	—			—	2,000	(1,000)	—	(1,000)
Contribution to additional paid in capital	—	—			1,500	—	—	—	1,500
Net loss	—	—			—	—	—	(1,159,197)	(1,159,197)
Balance - December 31, 2014	24,596,000	2,460	—	—	54,990	2,000	(1,000)	(1,191,990)	(1,135,540)

Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	1,500
Net loss	—	—	—	—	—	—	—	(278,954)	(278,954)
Balance - March 31, 2015	24,596,000	$2,460	—	$—	$56,490	2,000	$(1,000)	$(1,470,944)	$(1,412,994)

Table of Contents	5

SigmaBroadband Co.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(278,954)	$(285,120)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	250,000	250,000
Accounts payable and accrued expenses	20,438	31,949
Capitalized rent expense	1,500	1,500
Net cash used by operating activities	(7,016)	(1,671)

Cash flows from financing activities:
Stockholder's loan	5,387	639
Net cash provided by financing activities	5,387	639

Net increase in cash	(1,629)	(1,032)
Cash at beginning of period	2,161	8,904
Cash at end of period	$532	$7,872

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
During the periods ended March 31, 2015 and 2014, the Company capitalized rent expense of $1,500, $1,500, respectively.

Table of Contents	6

 Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SigmaBroadband Co. ("Sigma" or the "Company") was incorporated in Georgia in October 2012. The Company has been in the development stage since inception and has not generated any revenue to date. The Company will be a full service, facilities- based broadband service provider, local exchange and inter-exchange carrier serving residential and commercial customers with a special focus on rural areas.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014.

Revenue Recognition

In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2015.

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

Table of Contents	7

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2015. The Company's financial instruments consist of cash, accounts payable and accrued expenses, loans payable - stockholders, and note payable . The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2. LOANS PAYABLE - STOCKHOLDERS

At March 31, 2015 a stockholder and officer of the Company was owed $4,438 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

At March 31, 2015 a stockholder and officer of the Company was owed $4,505 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

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

Table of Contents	8

The Company has the option to pay the remaining $9,000,000 balance in the Company's common stock at par value 12 months after the signing of the agreement or to pay it in equal monthly installments over a 60 month term with interest at 12% per annum.

Note 4. STOCKHOLDERS' EQUITY

The Company has authorized 490,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2015, 24,576,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at March 31, 2014.

Note 5. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the three months ended March 31, 2015 and 2014, totaled $1,500 and $1,500, respectively, and was capitalized as additional paid-in capital.

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of March 31, 2015, the Company has a net operating loss carryforward of approximately $1,471,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2015.

Note 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. Since October 19, 2012 (inception) to March 31, 2015, the Company incurred a net loss of approximately $1,471,000. In addition, the Company has no significant assets or revenue generating operations.

Table of Contents	9

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the nine months ended March 31, 2015 and 2014, and for the period from October 19, 2012 (Inception) to March 31, 2015 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Table of Contents	10

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

Currently, SIGMABROADBAND CO. has officers and directors who have assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. Other than the Officers/Directors and other management team, there are no employees at the present time. We do anticipate hiring regular employees when the need arises.

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

Table of Contents	11

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of March 31, 2015 we had $532 cash on hand.  We had total expenses of $278,954 which were related to general and administrative costs (See “Financial Statements”).

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

Table of Contents	12

Results of Operations

We have generated no significant revenues since inception; we have incurred operational expenses for the three months ended March 31, 2015 and 2014, and for the period from October 19, 2012 (Inception) in the amounts of $278,954 and $285,120 respectively. These expenses were attributed to continuing startup costs including general and administrative expenses.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe the competition is very limited in our market niche for broadband voice, data and video in the rural markets and only a limited number of companies competing with us in the marketplace. However, there is no assurance that such national competitor will not arrive in the future. We do not anticipate any major changes in the triple-play telecommunications industry. We believe that 2015 and beyond will be a significant growth year(s) for us. As we gain strength and stability in the regional rural markets we intend to expand our influence in markets throughout the U.S.

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the three months ended March 31, 2015, the company has a net loss $278,954. The company has financed its activities from private funding and proceeds from the issuance of its common stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	13

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2015, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

As of March 31, 2015 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

Table of Contents	14

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2015.

During the three month period ended March 31, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2015.

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.
May 15, 2015
	By:	/s/ Jeffery A. Brown
Jeffery A. Brown
President, Secretary, Principal Executive Officer, and Director

	By:	/s/ Timothy D. Valley
Timothy D. Valley
Chief Financial Officer and Principal Accounting Officer

Table of Contents	16

EXHIBITS

INDEX OF EXHIBITS

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	17