Form 10-Q
period 2015-06-30
SIGMABROADBAND CO.
filed 2015-08-19
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

YES [ ] NO [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2015 was 27,596,000.

Table of Contents

SigmaBroadband Co.

Index

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Balance Sheets (unaudited) at June 30, 2015 and December 31, 2014	3
	Statements of Operations (unaudited) For the Six Months Ended June 30, 2015 and 2014	4
	Statement of Stockholders Equity for the Period Ended June 30, 2015	5
	Statements of Cash Flows (unaudited) For the Six Months Ended June 30, 2015 and 2014	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Default Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Shareholders	16
Item 5.	Other Information	16
Item 6.	Exhibits	18
Signatures		17

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

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of June 30, 2015 and 2014 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Table of Contents	1

SIGMABROADBAND CO.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statement of Changes in Stockholders' Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7 - 10

Table of Contents	2

SigmaBroadband Co.
(A Development Stage Company)
Balance Sheets
June 30, 2015 and December 31, 2014
(Unaudited)

ASSETS
	June 30,	December 31,
	2015	2014
Current Assets:
Cash and equivalents	$1,783	$2,161
Total current assets	1,783	2,161

Equipment, net	8,500,000	9,000,000

	$8,501,783	$9,002,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$12,871	$9,958
Accrued interest	164,187	124,187
Loans payable - stockholders	22,718	3,556
Note payable - current portion	—	—
Total current liabilities	199,776	137,701

Note payable - net of current portion	10,000,000	10,000,000

Commitments

Stockholders' Equity:
Series A Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized, 24,596,000 shares issued and outstanding, respectively	2,460	2,460
Additional paid in capital	57,990	54,990
Treasury stock	(1,000)	(1,000)
Deficit	(1,757,443)	(1,191,990)
	(1,697,993)	(1,135,540)

	$8,501,783	$9,002,161

Table of Contents	3

SigmaBroadband Co.
(A Development Stage Company)
Condensed Statements of Operations
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues, net	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—

Expenses:
Advertising and promotion	70	—	70	—
Computer and internet	29	29	179	59
Depreciation	250,000	250,000	500,000	500,000
Professional fees	3,944	2,465	6,426	5,073
Rent	1,500	1,500	3,000	3,139
Storage	675	639	1,350	1,278
Travel	—	2,134	1,023	2,134
Other	10,281	1,009	13,405	1,213
	266,499	257,776	525,453	512,896

Net loss before other income, expenses and income taxes	(266,499)	(257,776)	(525,453)	(512,896)

Other income and (expenses)
Interest expense	(20,000)	(30,520)	(40,000)	(60,520)
	(20,000)	(30,520)	(40,000)	(60,520)

Net loss before income taxes	(286,499)	(288,296)	(565,453)	(573,416)

Provision for income taxes	—	—	—	—

Net loss	$(286,499)	$(288,296)	$(565,453)	$(573,416)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average number of shares outstanding	24,596,000	24,576,000	24,585,918	24,576,000

Table of Contents	4

 SigmaBroadband Co.

(A Development Stage Company)

Statement of Stockholders' Equity

June 30, 2015

			Preferred		Additional	Treasury				Total
	Common	Stock	Class A		Paid in	Stock		Subscriptions		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Equity
Balance - January 1, 2014	24,576,000	$2,458	—	$—	$28,992	—	$—	$—	$(32,793)	$(1,343)
Contribution to additional paid in capital	—	—	—	—	1,500	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	1,500
Issuance of common shares for cash at $1.00 per share	20,000	2	—	—	19,998	—	—	—	—	20,000
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	1,500
Purchase of treasury stock at cost	—	—	—	—	—	2,000	(1,000)	—	—	(1,000)
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Net loss	—	—	—	—	—	—	—	—	(1,159,197)	(1,159,197)
Balance - December 31, 2014	24,596,000	2,460	—	—	54,990	2,000	(1,000)	—	(1,191,990)	(1,135,540)
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Net loss	—	—	—	—	—	—	—	—	(565,453)	(565,453)
Balance - June 30, 2015	24,596,000	$2,460	—	$—	$57,990	2,000	$(1,000)	$—	$(1,757,443)	$(1,697,993)

Table of Contents	5

SigmaBroadband Co.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(565,453)	$(573,416)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—	—
Depreciation expense	500,000	500,000
Provision for doubtful accounts	—	—
Accounts receivable	—	—
Prepaid expenses	—	—
Inventory	—	—
Security deposit	—	—
Accounts payable and accrued expenses	42,913	63,162
Debentures payable	—	—
Stock issued to repay debenture	—	—
Stock issued to repay loan	—	—
Interest/excess of fair value of shares issued to repay loans
Capitalized rent expense	3,000	3,000
Common stock issued for services	—	—
Net cash used by operating activities	(19,540)	(7,254)

Cash flows from investing activities:
Purchase of equipment	—	—
Net cash used by investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—
Proceeds from sale of debentures	—	—
Stockholders' loans	19,162	640
Purchase of treasury stock, at cost		—
Additional paid-in capital	—	—
Loan payable - related party	—	—
Net cash provided by financing activities	19,162	640

Net increase in cash	(378)	(6,614)
Cash at beginning of period	2,161	8,904
Cash at end of period	$1,783	$2,290

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:

During the periods ended June 30, 2015 and 2014, the Company capitalized rent expense of $3,000 and $3,000, respectively.

Table of Contents	6

 SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2015

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at June 30, 2015.

Table of Contents	7

 SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2015

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2015. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2. LOAN PAYABLE - STOCKHOLDERS

At June 30, 2015 a stockholder and officer of the Company was owed $17,538 by the Company for funds he had advanced to pay for certain expenses.  The loan bears no interest and is payable on demand.

Table of Contents	8

 SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2015

Note 2. LOAN PAYABLE - STOCKHOLDERS (continued)

At  June 30, 2015 a stockholder and officer of the Company was owed $5,180 by the Company for funds he had advanced to pay for certain expenses.  The loan bears no interest and is payable on demand.

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

Interest expense for the six months ended June 30, 2015 was $40,000.

Note 4. STOCKHOLDERS' EQUITY

The Company has authorized 490,000,000 shares of common stock with a par value of $0.0001 per share.  At June 30, 2015, 24,576,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value.  No shares were issued or outstanding at June 30, 2015.

Note 5. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the six months ended June 30, 2015 and 2014, totaled $3,000 and $3,000, respectively, and was capitalized as additional paid-in capital.

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

Table of Contents	9

SigmaBroadband Co.

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2015

Note 6. INCOME TAXES (continued)

As of June 30, 2015, the Company has a net operating loss carryforward of approximately $2,321,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2015.

Note 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from October 19, 2013 (inception) to June 30, 2015, the Company incurred a net loss of approximately $2,321,000.  In addition, the Company has no significant assets or revenue generating operations.

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

Table of Contents	10

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the nine months ended June, 2015 and 2014 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Table of Contents	11

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

Table of Contents	12

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of June 30, 2015 we had $1,783 cash on hand.  We had total expenses of $565,453 which were related to general and administrative costs (See “Financial Statements”).

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

Results of Operations

We have generated no significant revenues since inception; we have incurred operational expenses for the six months ended June 30, 2015 and 2014 in the amounts of $565,453 and $573,416 respectively. These expenses were attributed to continuing startup costs including general and administrative expenses.

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

Table of Contents	13

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the six months ended June 30, 2015, the company has a net loss $565,453. The company has financed its activities from private funding and proceeds from the issuance of its common stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2015, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act of 1934 as a process designed by or under the supervision of the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America and included those policy and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company.
Table of Contents	14

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of finical statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention for timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

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

As of June 30, 2015 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	15

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended June 30, 2015.

During the six month period ended June 30, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

ITEM 5. OTHER INFORMATION

Simultaneously with the filing of this form 10-Q, the Company is filing a form 8-K regarding the dismissal of David A. Aronson, CPA, P.A. (“Aronson”) as the Company’s independent registered public accounting firm. Consequently, the unaudited financials included in this 10-Q were not reviewed by an independent public accountant in accordance with 17 C.F.R. §210.8-03. The Company is in the process of retaining a new independent registered public accounting firm, and will file an amended 10-Q when the unaudited financials are reviewed by the new firm.

The Company does not have any other material information to report with respect to the six month period ended June 30, 2015.

Table of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.
August 17, 2015
By:	/s/ Jeffery A. Brown
Jeffery A,. Brown
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