Form 10-Q
period 2015-09-30
SIGMABROADBAND CO.
filed 2015-11-23
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 22, 2015 was 24,596,000.

Table of Contents

SigmaBroadband Co.

Index

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements	1
	Condensed Balance sheets at September 30, 2015 (unaudited) and December 31, 2014	1
	Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014	2
	Condensed Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2015 and 2014	3
	Notes to Condensed Financial Statements (unaudited), September 30, 2015	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Default Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Shareholders	13
Item 5.	Other Information	13
Item 6.	Exhibits	15

Signatures		14

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of September 30, 2015 and 2014 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

SigmaBroadband Co.
Condensed Balance Sheets
September 30, 2015 and December 31, 2014
	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$767	$2,161
Total current assets	767	2,161

Equipment, net	8,250,000	9,000,000

	$8,250,767	$9,002,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$14,757	9,958
Accrued interest	184,187	124,187
Loans payable - stockholders	22,718	3,556
Total current liabilities	221,662	137,701

Note payable	10,000,000	10,000,000

Commitments and Contingencies	—	—

Stockholders' Equity:
Series A Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized, 24,596,000 and 24,596,000 shares issued and outstanding, respectively	2,460	2,460
Additional paid in capital	59,490	54,990
Treasury stock	(1,000)	(1,000)
Deficit	(2,031,845)	(1,191,990)
	(1,970,895)	(1,135,540)

	$8,250,767	$9,002,161

Table of Contents	1

SigmaBroadband Co.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross income	—	—	—	—

Expenses:
Computer and internet	30	30	209	89
Depreciation	250,000	250,000	750,000	750,000
Professional fees	2,035	13,547	8,461	18,620
Rent	1,500	1,500	4,500	4,639
Storage	707	639	2,057	1,917
Travel	—	—	1,023	2,134
Permits and fees	10	—	12,560	—
Other	120	90	975	1,303
	254,402	265,806	779,855	778,702

Net loss before other income, expenses and income taxes	(254,402)	(265,806)	(779,855)	(778,702)

Other income and (expenses)
Interest expense	(20,000)	(30,000)	(60,000)	(90,520)
Net loss before income taxes	(20,000)	(30,000)	(60,000)	(90,520)

Provision for income taxes	—	—	—	—

Net loss	$(274,402)	$(295,806)	$(839,855)	$(869,222)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Basic and diluted weighted average number of shares outstanding	24,596,000	24,588,391	24,596,000	24,579,123

Table of Contents	2

SigmaBroadband Co.
Condensed Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(839,855)	$(869,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	750,000	750,000
Accounts payable and accrued expenses	64,799	91,924
Capitalized rent expense	4,500	4,500
Net cash provided by (used in) operating activities	(20,556)	22,798

Cash flows from financing activities:
Proceeds from issuance of common stock	—	20,000
Stockholders' loans	19,162	1,066
Net cash provided by financing activities	19,162	21,066

Net decrease in cash	(1,394)	(1,732)
Cash at beginning of period	2,161	8,904
Cash at end of period	$767	$7,172

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Forgiven rent converted to additional paid-in capital	$4,500	$4,500

Table of Contents	3

SigmaBroadband Co.

Notes to Condensed Financial Statements

September 30, 2015

(Unaudited)

Note 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SigmaBroadband Co. ("Sigma" or the "Company") was incorporated in Georgia in October 2012.  The Company  has not generated any revenue to date.  The Company is a full service, facilities-based broadband service provider, local exchange and inter-exchange carrier serving residential and commercial customers with a special focus on rural areas.

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included.  All such adjustments are of a normal recurring nature.  The accompanying condensed financial statements and the information included under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-K as of December 31, 2014.  Interim results are not necessarily indicative of the results for the year ended December 31, 2015.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed balance sheets and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Net Loss Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance.  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.  As of September 30, 2015, the Company had no common stock equivalents.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Table of Contents	4

SigmaBroadband Co.

Notes to Condensed Financial Statements

September 30, 2015

(Unaudited)

Note 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  The Company did not have any unrecognized tax benefits as of September 30, 2015, and does not expect this to change significantly over the next 12 months.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value on the issuance date.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2015. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition.  The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The new standard is effective for the Company for the year beginning January 1, 2018, and the effects of the standard on the Company’s consolidated financial statements are not known at this time.

The Company is currently evaluating the effects of the following recently issued pronouncements:
Update No. 2015-03 - Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
Update 2015-15 - Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments

The Company has no expectation that any of these items will have a material impact upon the financial statements.

Table of Contents	5

SigmaBroadband Co.

Notes to Condensed Financial Statements

September 30, 2015

(Unaudited)

Note 2.  PROPERTY, PLANT, & EQUIPMENT

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million.  The Company is depreciating these assets over an estimated useful life of 10 years.  As of September 30, 2015 and December 31, 2014, the Company has recognized $1,750,000 and $1,000,000 in accumulated depreciation, respectively.  For the nine months ended September 30, 2015 and 2014, the Company recognized $750,000 and $750,000 in depreciation expense, respectively.

Note 3.  LOAN PAYABLE - STOCKHOLDER

At  September 30, 2015 a stockholder and officer of the Company was owed $17,538 by the Company for funds he had advanced to pay for certain expenses.  The loan bears no interest and is payable on demand.

At  September 30, 2015 a separate stockholder and officer of the Company was owed $5,180 by the Company for funds he had advanced to pay for certain expenses.  The loan bears no interest and is payable on demand.

Note 4.  NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million.  The agreement called for the Company to sign an installment agreement for $1,000,000.  The installment agreement, as amended in January 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum.  Additionally, under the terms of this amendment, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable.  Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due.

In November 2015, the agreement was amended a second time.  This amendment gives the Company the option to pay the remaining $9,000,000 balance by issuing 10 million shares of the Company's preferred, no par value, stock within 36 months from the date of the amendment.

Accrued and unpaid interest totaled approximately $184,000 and $94,000 at September 30, 2015 and 2014, respectively, and is reported as accounts payable and accrued expenses.

Note 5.  STOCKHOLDERS' EQUITY

The Company has authorized 490,000,000 shares of common stock with a par value of $0.0001 per share.  At September 30, 2015 and December 31, 2014, 24,596,000 and 24,596,000 shares of common stock were issued and outstanding, respectively.

The Company has authorized 10,000,000 shares of preferred stock with no par value.  No shares were issued or outstanding at September 30, 2015 and 2014.

Note 6.  COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the nine months ended September 30, 2015 and 2014 totaled $4,500, $4,500, respectively, and was forgiven and converted to additional paid-in capital.

Table of Contents	6

SigmaBroadband Co.

Notes to Condensed Financial Statements

September 30, 2015

(Unaudited)

Note 7.  INCOME TAXES

The deferred tax asset consists of the following:

	September 30, 2015	December 31, 2014
Net operating loss carryforward	$813,000	$477,000
Valuation allowance	(813,000)	(477,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes.  The sources and tax effects of the differences are as follows:

	September 30, 2015	December 31, 2014
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of September 30, 2015, the Company has net operating loss carryforwards of approximately $2,032,000 to reduce the future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception.  The Company is current on its tax filings through tax year 2014, and all of the Company's tax years are subject to federal and state tax examinations.

Note 8.  BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $2,032,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 9.  SUBSEQUENT EVENTS

In November 2015, the agreement was amended a second time.  This amendment gives the Company the option to pay the remaining $9,000,000 balance by issuing 10 million shares of the Company's preferred, no par value, stock within 36 months from the date of the amendment.  Until the Company elects to settle the balance by issuing shares, it will continue to report the remaining balance as a liability on the balance sheet.

Table of Contents	7

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the nine months ended September, 2015 and 2014 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Table of Contents	8

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

Table of Contents	9

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of September 30, 2015 we had $767 cash on hand.  We had total expenses of $839,855 which were related to general and administrative costs (See “Financial Statements”).

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

Results of Operations

We have generated no significant revenues since inception; we have incurred operational expenses for the six months ended September 30, 2015 and 2014 in the amounts of $839,855 and $869,222 respectively. These expenses were attributed to continuing startup costs including general and administrative expenses.

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

Table of Contents	10

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the six months ended September 30, 2015, the company has a net loss $839,855. The company has financed its activities from private funding and proceeds from the issuance of its common stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2015, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Table of Contents	11

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company.
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of finical statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention for timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

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

As of September 30, 2015 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	12

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended September 30, 2015.

During the nine months period ended September 30, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

ITEM 5. OTHER INFORMATION

Effective October 29, 2015, the Company engaged MartinelliMick PLLC, of Spokane, Washington, as our independent registered public accounting firm for the fiscal year ended December 31, 2015. During the Company’s two most recent fiscal years and the subsequent interim period through October 29, 2015, the Company did not consult with MartinelliMick PLLC with respect to any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

The Company does not have any other material information to report with respect to the nine months period ended September 30, 2015.

Table of Contents	13

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.
November 9, 2015
By:	/s/ Jeffery A. Brown
Jeffery A,. Brown
President, Secretary,
Principal Executive Officer,
and Director

By:	/s/ Timothy D. Valley
Timothy D. Valley
Chief Financial Officer and
Principal Accounting Officer

Table of Contents	14

 EXHIBITS

INDEX OF EXHIBITS

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	15