Form 10-K
period 2015-12-31
SIGMABROADBAND CO.
filed 2016-06-10
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 333-191426

SIGMABROADBAND CO.

(Exact name of registrant as specified in its charter)

GEORGIA	4899	46-1289228
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(Tax Identification Number)

2690 Cobb Parkway Suite A5-284 Smyrna, Georgia 30080 Tel: (800) 545-0010 (Address and telephone number of registrant's executive office)	2690 Cobb Parkway Suite A5-284 Smyrna, Georgia 30080 Tel: (800) 545-0010 (Name, address and telephone number of agent for service)

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

           Large accelerated filer  [ ]                                                                               Accelerated filer [ ]

           Non-accelerated filer    [ ]                                                                                Smaller reporting company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes þ  No o

On December 31, 2015 there were 24,574,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 39 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 7, 2016 was 24,724,000.

Intentionally Leave Blank

SIGMABROADBAND CO.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2015

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

This Annual Report is being filed late due to a delay on the financial information to be contained in Registrant's 10-K for the Year ended December 31, 2015, could not be analyzed and completed on a timely basis. The reasons described in reasonable detail here in this Annual Report Form 10-K could not be eliminated without unreasonable effort or expense.

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

Board Committees

SIGMABROADBAND CO. has not yet implemented any board committees as of the date of this Annual Report on Form 10-K.

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

Stock Option Plans

Our board of directors has not adopted any Stock Option Plans as of the date of this Annual Report on Form 10-K.

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

Item 1A. Risks Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

SIGMABROADBAND CO. corporate office is located at 2690 Cobb Parkway, Suite A5-284, Smyrna, GA 30080 and our telephone number is (800) 545-0010. The Company intends to lease office space when it achieves the financial capacity to support a commercial lease. Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

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

Our officers and directors have not been convicted in any criminal proceedings nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. The Company’s officers and directors have not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2015.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has two classes of stock outstanding, Common Stock and Preferred Stock. The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “SGRB.” The table below sets forth for the periods indicated the high and low reported closing prices per share of Common Stock. There is no established public trading market for the Preferred Stock.

	Fiscal Year
	2015		2014
	High	Low	High	Low
First quarter	$-	$-	-	-
Second quarter	0.52	0.48	-	-
Third quarter	0.44	0.40	-	-
Fourth quarter	0.36	0.32	-	-

The Company has not declared dividends and does not intend to in the foreseeable future. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

SGRB
SIGMABROADBAND CO
Last $0.06
0.00 (0.00%)
Volume 0
0.52
0.48
0.44
0.40
0.36
0.32
0.28
0.24
0.20
0.16
0.12
0.08
0.06
2015
A
J
O
2016
A
J
© 2016 CHARTIQ
EDGAR ONLINE
1D
5D
1m
3m
6m
1y
2y
5y
YTD
Max
01/01/2013 - 12/31/2015

Our current Annual Report on Form 10-K is a step toward creating a public market for our common stock, which may enhance the liquidity of our shares.  However, there can be no assurance that a meaningful trading market will ever develop.  The Company and its management make no representation about the present or future value of our common stock.

As of the date of this Annual Report on Form 10-K, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company and other than the stock registered under the Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

As of the date of this Annual Report on Form 10-K we have approximately 24,724,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 39 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 3, 2016 was 24,724,000.

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

During the year ended December 31, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 6.  Selected Financial Data

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2015 together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Balance Sheet Data

ASSETS	December 31, 2015	December 31, 2014
Cash	$275	$2,161
Total Assets	$275	$9,002,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$222,884	$134,145
Total Current Liabilities	$251,458	$137,701
Note Payable – Net of Current Portion	$10,000,000	$10,000,000
STOCKHOLDERS’ EQUITY
Common stock: $.0001 par value, 490,000,000 shares authorized 24,674,000 shares issued and outstanding
	$2,457	$2,458
Additional paid-in-capital	$34,993	$34,992
Common stock to-be-issued	$20,000	$20,000
Deficit	$(10,313,663)	$(1,191,990)
Total stockholders’ equity	$(10,251183)	$(1,135,540)
Total liabilities and stockholders’ equity	$275	$9,002,161

Statements of Operations Data

For the Years Ended December 31, 2015 and 2014
	2015	2014
Revenues	$-0-	$-0-
Operating Expenses	$1,041,643	$1,038,677
Loss on Impairment of Equipment	$8,000,000	$-0-
Interest Expense	$80,000	$120,520
Earnings (Net Loss)	$(9,121,643)	$(1,159,197)
Weighted average number of shares of common stock outstanding	24,574,000	24,584,164

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2015 and 2014 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations through private placement capital. As of December 31, 2015 we had $275 cash on hand.  For the years ended December 31, 2015 and 2014, we had total expenses of $9,121,643 and $1,159197, respectively, which were related to general and administrative costs (See “Financial Statements”).

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

The Company has no plans to seek a business combination with another entity in the foreseeable future.

Liquidity and Capital Resources

The following table sets forth our liquidity and ca

Cash and cash equivalents	$275
Total assets	$275
Total liabilities	$10,251,458
Deficit	$10,313,633

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the years ended December 31, 2015 and 2014. Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from a capital contribution from a majority shareholder of the company. Such capital contribution was utilized to pay 2015 operating expenditures.

Intangible Assets

There were no intangible assets during the period at December 31, 2015.

Material Commitments

There were no material commitments at December 31, 2015.

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

Intangible Assets

There were no intangible assets during the period at December 31, 2015. The Company’s policy is to evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss of intangible assets for the period from inception through December 31, 2015.

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

Item 8.  Financial Statements and Supplementary Data

SigmaBroadband Co.

Audited Financial Statements

For The Years Ended December 31, 2014 and 2015

Reports of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sigmabroadband Co.

We have audited the accompanying balance sheet of Sigmabroadband Co. as of December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015. Sigmabroadband Co.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sigmabroadband Co. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company incurred a net loss during the period and has no history of profitability, currently generates no revenue, and its viability is dependent upon its ability to meet future financing requirements, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC Spokane, WA June 7, 2016

SigmaBroadband Co.
Balance Sheets
December 31, 2015 and 2014

ASSETS

	2015	2014
Current Assets:
Cash and equivalents	$275	$2,161
Total current assets	275	2,161

Equipment, net	—	9,000,000

	$275	$9,002,161

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Liabilities
Accounts payable and accrued expenses	$222,884	$134,145
Loan payable - stockholder	28,574	3,556
Total current liabilities	251,458	137,701

Note payable	10,000,000	10,000,000

Commitments and Contingencies

Stockholders' Equity/(Deficit)
Preferred stock, no par value; 10,000,000 shares authorized, no shares
issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
24,574,000 and 24,576,000 shares issued and outstanding, respectively	2,457	2,458
Additional paid in capital	39,993	34,992
Common stock to-be-issued	20,000	20,000
Treasury stock	—	(1,000)
Deficit	(10,313,633)	(1,191,990)
	(10,251,183)	(1,135,540)

	$275	$9,002,161

SigmaBroadband Co.
Statements of Operations
For the Years Ended December 31, 2015 and 2014

	2015	2014

Consulting fee revenue	$—	$—
Cost of goods sold	—	—
Gross income	—	—

Expenses:
Officer's compensation	—	—
Advertising and promotion	4,071	—
Computer and internet	239	119
Depreciation	1,000,000	1,000,000
Professional fees	13,797	13,797
Rent	6,000	6,139
Storage	2,780	2,592
Travel	1,023	2,134
Other	13,733	13,896
	1,041,643	1,038,677

Net loss before other income, expenses and income taxes	(1,041,643)	(1,038,677)

Other income and (expenses)
Loss on impairment of equipment	(8,000,000)	—
Interest expense	(80,000)	(120,520)

Net loss before income taxes	(9,121,643)	(1,159,197)

Provision for income taxes	—	—

Net loss	$(9,121,643)	$(1,159,197)

Basic and diluted loss per share	$(0.37)	$(0.05)

Basic and diluted weighted average number
of shares outstanding	24,576,000	24,584,164

SigmaBroadband Co.
Statement of Stockholders' Equity
December 31,2015

					Additional Paid in Capital			Common Stock to-be-issued	Deficit	Total Stockholders' Equity

	Common Stock		Preferred Class A				Treasury Stock
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at - January 1, 2014	24,576,000	$2,458	—	$—	$28,992	—	$—	$—	$(32,793)	(1,343)

Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Cash received for shares to-be-issued		—	—	—	—	—	—	20,000	—	20,000
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—		1,500
Purchase of treasury stock at cost	—	—	—	—	—	2,000	(1,000)	—	—	(1,000)
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Net loss	—	—	—	—	—	—	—	—	(1,159,197)	(1,159,197)
Balance - December 31, 2014	24,576,000	2,458	—	—	34,992	2,000	(1,000)	20,000	(1,191,990)	(1,135,540)

Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	—	—	1,500
Retriement of treasury shares	(2,000)	(1)	—	—	(999)	(2,000)	1,000	—	—	—
Net loss	—	—	—	—	—	—	—	—	(9,121,643)	(9,121,643)
Balance - December 31, 2015	24,574,000	$2,457	—	$—	$39,994	—	$—	$20,000	$(10,313,633)	$(10,251,183)

SigmaBroadband Co.
Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(9,121,643)	$(1,159,197)
Adjustments to reconcile net loss to net cash used
by operating activities:
Loss on impairment of equipment	8,000,000	—
Depreciation expense	1,000,000	1,000,000
Accounts payable and accrued expenses	88,739	126,388
Stockholder contribution of rent expense	6,000	6,000
Net cash used by operating activities	(26,904)	(26,809)

Cash flows from financing activities:
Proceeds from sale of common stock to-be-issued	—	20,000
Stockholder's loan	25,018	1,066
Purchase of treasury stock, at cost	—	(1,000)
Net cash provided by financing activities	25,018	26,066

Net decrease in cash	(1,886)	(6,743)
Cash at beginning of period	2,161	8,904
Cash at end of period	$275	$2,161

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Forgiven rent convertible to additional paid-in capital	$6,000	$6,000

SigmaBroadband Co.

Notes to Financial Statements

December 31, 2014 and 2104

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

At December 31, 2015, the assets have been fully impaired.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Based on this analysis an impairment loss of $8,000,000 has been recoginized at December 31, 2015.

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2015.

SigmaBroadband Co.

Notes to Financial Statements

December 31, 2014 and 2104

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

SigmaBroadband Co. Notes to Financial Statements December 31, 2015 and 2014

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

Reclassification of Prior Period Financial Statements

Certain items previously reported have been reclassified to conform with the current year's presentation.

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning January 1, 2017, and the effects of the standard on the Company’s financial statements are not known at this time.

NOTE 2 – EQUIPMENT, NET

The Company's furniture and equipment at December 31, 2015 and 2014 consisted of the following:

Telecommunications equipment	$10,000,000	$10,000,000
Less: accumulated depreciation	2,000,000	1,000,000
Less: impairment	8,000,000	—

Total	$—	$9,000,000

SigmaBroadband Co. Notes to Financial Statements December 31, 2015 and 2014

SigmaBroadband Co.

Notes to Financial Statements

December 31, 2014 and 2104

Note 3. LOAN PAYABLE - STOCKHOLDER

During 2015 and 2014 a stockholder and officer of the Company advanced the Company $16,711 and $214, respectively, to pay for certain expenses. The loan bears no interest, is payable on demand and had a balance of $17,538 at December 31, 2015.

During 2015 and 2014, a second stockholder and officer of the Company advance the Company $8,307 and $2,729, respectively, to pay for certain expenses. The loan bears no interest, is payable on demand and had a balance of $11,036 at December 31, 2015.

Note 4. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement called for the Company to sign an installment agreement for $1,000,0000. The installment agreement, as amended in November 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum. Additionally, under the terms of this modification, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable. Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due.

The amendment stipulates that the remaining $9,000,000 owed by the Company will be paid by the issuance of 10,000,000 shares of the Company's preferred stock within 36 months from the date of the amendment.

Note 5. STOCKHOLDERS' EQUITY

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2015, 24,574,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at December 31, 2015.

In August 2014, the Company received $20,000 in payment for 20,000 shares of common stock at $1.00 per share that are to be issued at a future date.

In October 2014, the Company repurchased 2,000 shares of its common stock at $0.50 per share.

In December 2015, the Company retired 2,000 shares of treasury stock.

SigmaBroadband Co. Notes to Financial Statements December 31, 2015 and 2014

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the years ended December 31, 2015 and 2014 totaled $6,000 and $6,000, respectively, and was forgiven and converted to additional paid-in capital.

SigmaBroadband Co.

Notes to Financial Statements

December 31, 2014 and 2104

Note 7. INCOME TAXES

The deferred tax asset consists of the following:

	2015	2014
Net operating loss carryforward	$ 1,676,000	$ 635,000
Valuation allowance	(1,676,000)	(635,000)
Deferred tax asset, net	$ -	$ -

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income before income taxes. The sources and tax effects of the differences are as follows:

	2015	2014
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of December 31, 2015, the Company has a net operating loss carryforwards of approximately $4,191,000 to reduce future federal and state taxable income through 2035.

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

SigmaBroadband Co. Notes to Financial Statements December 31, 2015 and 2014

The Company has incurred losses from inception of approximately $10,314,000, which among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sales of stock and receiving additional loans from related parties.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 9. SUBSEQUENT EVENTS

In March 2016, the Company issue 50,000 shares of its common stock for legal services provided to the Company at $0.10 per share.

In March 2016, the Company recorded the issuance of 100,000 shares of its common stock for consulting services provided to the Company at $0.50 per share.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

[ ]	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

[ ]	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

[ ]	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2015, control environment is not currently effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2015.

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

Item 9B.  Other Information

Effective August 19th, 2015, the Company dismissed David A. Aronson, CPA, P.A. (“Aronson”) as the Company’s independent registered public accounting firm. The decision to dismiss Aronson was approved by the Company’s board of directors. During the period of engagement from May 24th, 2013 to August 19th, 2015, the auditor’s reports issued by Aronson did not contain an adverse opinion, a disclaimer of opinion, nor were the reports qualified or modified as to uncertainly, audit scope or accounting principles. However, the audit reports did reflect uncertainties regarding the ability of the Company to continue as a going concern. During the referenced period, there were no disagreements between the Company and Aronson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Aronson, would have caused Aronson to make reference to the matter in reports on the Company’s financial statements, had any such reports been issued. During the period of engagement, there were no reportable events as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Effective October 29, 2015, the Company engaged Fruci & Associates II, PLLC, of Spokane, Washington, as our independent registered public accounting firm for the fiscal year ended December 31, 2015. During the Company’s two most recent fiscal years and the subsequent interim period through October 29, 2015, the Company did not consult with Fruci & Associates II, PLLC with respect to any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

There exists no other information required to be disclosed by us in any report during the twelve months period ended December 31, 2015, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their ages as of December 31, 2015 are as follows:

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

Timothy D. Valley serves as Chief Financial Officer (CFO) of the Company. Mr. Valley has over seventeen years of experience in finance and accounting. He has the experience and ability to provide trusted guidance and counsel to executive teams and Boards of Directors of the Company, coordinate multi-disciplined organizations, prepare and communicate strategic plans, build motivated teams and longstanding relationships, and operate with integrity and ethics. Prior to joining the Company, Mr. Valley served as CFO, consultant, finance director, assistant vice president- capital markets, and district controller for several companies in the manufacturing, cable business, and accounting firms. Mr. Valley has extensive experience in M&A from small to large businesses. Prior to joining the Company, he was CFO for Stars Design Group with offices in the U.S., Korea, Taiwan, India and Ethiopia. He served as a member of the executive leadership team for this fast growing multinational company. He provided financial tools, counsel and analysis (strategic and tactical) to the CEO, President, Operations team and Board of Directors; tools include customized financial statements, monthly reporting packages, financial modeling, budgets/projections (short-term, intermediate and long-term), interim forecasts, ad hoc analyses, strategy pro forma, sales analyses, production planning and predictive, activity-based cash forecast models. Develop financial and HR policies, manuals, procedures and controls; Primary contact for Company’s financing sources (current and prospective), auditors, tax experts, regulators, consultants and legal counsel; oversee HR, legal and accounting functions; mentor, develop, streamline and cross-train finance and accounting team. Mr. Valley was then CFO of Millennium Digital Media Systems, LLC (currently Broadstripe) and MDM iNet, LLC (dba U.S. Net). Millennium was the 30th largest cable system operator in the United States. MDM iNet was a sister company to Millennium Digital Media and a provider of Internet services to over 100,000 small and mid-sized business and select residential customers prior to disposition. Mr. Valley sourced, reviewed and negotiated debt, lease and equity financing proposals, amendments and waivers; including refinance of $200MM+ credit facility, restructuring management entity and ownership structure. He developed and maintained relationships with senior and mezzanine lenders, equity investors/venture capital firms, investment bankers, brokers and legal counsel; conducted and monitored the company’s $100MM+ interest rate hedging program (using various derivative instruments); prepared and delivered the company’s monthly and quarterly compliance packages; oversaw company’s cash management program including short-term investment portfolio and rolling liquidity forecasts; researched and prepared presentations to rating agencies and potential $150MM high-yield bond investors (including preparation of Millennium’s Annual Report on Form 10-K for 144A high-yield offering). Mr. Valley served as Assistant Vice President- Capital Markets of Citigroup, Inc. He managed the company’s U.S. mortgage pricing operations. Responsibilities included financial/return analysis, management of the pricing unit staff and daily pricing process, competitive analysis, model development/enhancement, streamlining processes, team building and motivation. Position required orchestration of several internal organizations in order to ensure return, volume and competitive objectives were met while recognizing and adhering to capacity constraints. Mr. Valley served as District Controller of Browning Ferris Industries, Inc. (BFI) - currently Republic Services, Inc., a Fortune 500 company in the waste services industry. Mr. Valley was Senior Associate at Coopers & Lybrand, LLP (currently PricewaterhouseCoopers) Lead and/or participated in audits of a variety of industries including manufacturing, pharmaceutical, health care and service enterprises. Mr. Valley received a Bachelor of Science in Accountancy and a Master of Business Administration from Southern Illinois University.

Board Committees

We have not yet implemented any board committees as of the date of this Annual Report on Form 10-K.

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

Item 11.   Executive Compensation

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal year 2015.

Summary Compensation Table 2015

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffery Brown	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kelvin D Smith	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Timothy D. Valley	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Summary Compensation Table 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffery Brown	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kelvin D Smith	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Timothy D. Valley	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards in 2015

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2015, our fiscal year-end.

Option Exercises and Stock Vested in 2015

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

Potential Employment Agreement and Benefits

We do not anticipate entering into an employment agreement at this time with our officers and directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to SIGMABROADBAND CO. who own more than 5% of the outstanding common stock as of the date of this Annual Report on Form 10-K, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name of beneficial owner	Amount of Beneficial ownership	Percent of class
Common	Jeffery Brown	2,500,000(1)	10%
Common	Cassandra Brown	2,500,000(1)	10%
Common	Jasmine Brown	2,500,000(1)	10%
Common	Shanice Brown	2,500,000(1)	10%
Common	Kelvin D. Smith	1,000,000	4%
Common	Officers/Directors a Group	11,000,000	44%

(1)	The Browns are related to each other.

The percent of class is based on 24,724,000 shares of common stock issued and outstanding as of the date of this Annual Report on Form 10-K.

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

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

·	The Officers and Directors;
·	Any person proposed as a nominee for election as a director;
·	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
·	Any relative or spouse of any of the foregoing persons who have the same house as such person.

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

Item 14.   Principal Accountant Fees and Services

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2015.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2015 and 2014 were $3,500 and $6,950, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of June, 2016.

SIGMABROADBAND CO.
June 7, 2016
By:	/s/ Jeffery A. Brown
Jeffery A,. Brown
President, Secretary,
Principal Executive Officer,
and Director

By:	/s/ Timothy D. Valley
Timothy D. Valley
Chief Financial Officer and
Principal Accounting Officer

