Form 10-Q
period 2016-03-31
SIGMABROADBAND CO.
filed 2016-07-15
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 15, 2016 was 24,724,000.

Table of Contents

 SigmaBroadband Co.

 Index

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance sheets at March 31, 2016 (unaudited) and December 31, 2015	2
	Condensed Statements of Operations (unaudited) For the Three Months Ended March 31, 2016 and 2015	3
	Condensed Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2016 and 2015	4
	Notes to Condensed Financial Statements (unaudited), March 31, 2016	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Default Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Shareholders	15
Item 5.	Other Information	15
Item 6.	Exhibits	17
Signatures		16

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

Intentionally Leave Blank

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of March 31, 2016 and 2015 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Table of Contents	1

SigmaBroadband Co.
Balance Sheets
March 31, 2016 and December 31, 2015

ASSETS
	March 31,	December 31,
	2016	2015
	(Unaudited)
Current Assets:
Cash and equivalents	$270	$275
Total current assets	270	275

Equipment, net	—	—

Total assets	$270	$275

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$250,399	$222,884
Loans payable - stockholders	29,784	28,574
Note payable - current portion	—	—
Total current liabilities	280,183	251,458

Note payable - net of current portion	10,000,000	10,000,000

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares
issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
24,674,000 and 24,574,000 shares issued and outstanding, respectively	2,467	2,457
Additional paid in capital	91,483	39,993
Common stock to-be-issued	25,000	20,000
Accumulated deficit	(10,398,863)	(10,313,633)
	(10,279,913)	(10,251,183)

Total Liabilities and Stockholders' Equity	$270	$275

Table of Contents	2

SigmaBroadband Co.
Condensed Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
Expenses:
Computer and internet	$30	$150
Depreciation	—	250,000
Professional fees	62,872	2,482
Rent	1,500	1,500
Storage	723	675
Travel	—	1,023
Other	105	3,124
	65,230	258,954

Net loss before other income, expenses and income taxes	(65,230)	(258,954)

Other income and (expenses)
Interest expense	(20,000)	(20,000)

Net loss before income taxes	(85,230)	(278,954)

Provision for income taxes	—	—

Net loss	$(85,230)	$(278,954)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number
of shares outstanding	24,595,501	24,596,000

Table of Contents	3

SigmaBroadband Co.
Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net loss	$(85,230)	$(278,954)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	50,000	—
Depreciation expense	—	250,000
Stockholder contribution	1,500	1,500
Accounts payable and accrued expenses	32,515	20,438
Net cash used by operating activities	(1,215)	(7,016)

Cash flows from financing activities:
Stockholder's loan	1,210	5,387
Net cash provided by financing activities	1,210	5,387

Net decrease in cash	(5)	(1,629)
Cash at beginning of period	275	2,161
Cash at end of period	$270	$532

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Forgiven rent convertible to additional paid-in capital	$1,500	$1,500
Common stock to-be-issued for services	$5,000	$—

Table of Contents	4

SigmaBroadband Co.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SigmaBroadband Co. ("Sigma" or the "Company") was incorporated in Georgia in October 2012. The Company has been in the development stage since inception and has not generated any revenue to date. The Company will be a full service, facilities-based broadband service provider, local exchange and inter-exchange carrier serving residential and commercial customers with a special focus on rural areas.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2015.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Based on this analysis an impairment loss of $8,000,000 was recognized at December 31, 2015.

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2015 or 2016.

Table of Contents	5

SigmaBroadband Co.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2016. The Company's financial instruments consist of cash, accounts payable and accrued expenses, loans payable - stockholders, and note payable . The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Table of Contents	6

SigmaBroadband Co.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

In March 2016, the FASB issued ASU 2016-03. The amendments in this Update make the guidance in Updates 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this Update. The Company is in the process of evaluating the impact of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impact of the adoption of this ASU.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customer, the principle of which is that a company should recognize revenue to record the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services by applying the following steps:

1. Identify the contract(s) with a customer.

2. Identify the performance obligations in the contract(s).

3. Determine the transaction price.

4. Allocate the transaction price to the performance obligations in the contract.

5. Recognize revenue when, or as, the company satisfies a performance obligation

The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impact of the adoption of this ASU.

NOTE 2 – EQUIPMENT, NET

The Company's furniture and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

Telecommunications equipment	$10,000,000	$10,000,000
Less: accumulated depreciation	2,000,000	2,000,000
Less: impairment	8,000,000	8,000,000

Total	$—	$—

Note 3. LOANS PAYABLE - STOCKHOLDERS

At March 31, 2016 and December 31, 2015, a stockholder and officer of the Company was owed $18,025 and $4,438 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

At March 31, 2016 and December 31, 2015, a stockholder and officer of the Company was owed $11,759 and $4,505 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.Note

Table of Contents	7

SigmaBroadband Co.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

4. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement called for the Company to sign an installment agreement for $1,000,0000. The installment agreement, as amended in November 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum. Additionally, under the terms of this modification, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable. Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due. At March 31, 2016 and December 31, 2015, accrued interest on this note totaled $224,187 and $204,187, respectively.

The amendment stipulates that the remaining $9,000,000 owed by the Company will be paid by the issuance of 10,000,000 shares of the Company's preferred stock within 36 months from the date of the amendment. The Company has not issued any shares at March 31, 2016, under the terms of this amendment.

Note 5. STOCKHOLDERS' EQUITY

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. During the three months ended March 31, 2016, the Company issued 100,000 shares at $0.50 per share for services provided to the company. At March 31, 2016, 24,674,000 shares of common stock were issued and outstanding.

In August 2014, the Company received $20,000 in payment for 20,000 shares of common stock at $1.00 per share that are to be issued at a future date.

In March 2016, the Company authorized the issuance of 50,000 shares of common stock at $0.10 per share, or $5,000, for services provided to the Company. The shares were issued in May 2016. (Note 9)

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at March 31, 2016.

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the three months ended March 31, 2016 and 2015, totaled $1,500 and $1,500, respectively, and was capitalized as additional paid-in capital.

Note 7. INCOME TAXES

The deferred tax asset consists of the following:March 31, 2016 December 31, 2015

	March 31, 2016	December 31, 2015

Net operating loss carryforward	$1,710,000	$1,676,000
Valuation allowance	(1,710,000)	(1,676,000)
Deferred tax asset, net	$—	$—

Table of Contents	8

SigmaBroadband Co.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income before income taxes. The sources and tax effects of the differences are as follows:

	March 31, 2016	December 31, 2015

Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of March 31, 2016, the Company has a net operating loss carryforward of approximately $10,366,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2016.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations. The Company is only subject to state taxes in Georgia.

Note 8. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $10,366,000, which among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sales of stock and receiving additional loans from related parties.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 9. SUBSEQUENT EVENTS

In May 2016, the Company issued the 50,000 shares of common stock that were authorized in March 2016 for services provided to the Company. (Note 5)

Table of Contents	9

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the three months ended March 2016 and 2015 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

General Overview

SIGMABROADBAND CO. is a registered Georgia company. The Company has certain technology assets which had been fully impaired as of December 31, 2015. The Company is to be engaged in the business of providing voice, data, and digital video as a triple play bundled service to rural markets in the United States of America. We plan to offer our customers traditional cable video programming, Internet services, telephone services and IPtv, as well as advanced video services such as on demand, high definition (“HD”) television and digital video recorder (“DVR”) service. We plan to provide national and international long distance service. Our business plan include goals for increasing customers and revenue. To reach our goals, we will actively invest in our network and operations in order to improve the quality and value of the products and packages that we offer.

Table of Contents	10

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

Table of Contents	11

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of March 31, 2016 we had $270 cash on hand.  We had total expenses of $85,230 which were related to general and administrative costs (See “Financial Statements”).

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

Results of Operations

We have generated no significant revenues since inception; we have incurred operational expenses for the three months ended March 31, 2016 and 2015 in the amounts of $85,230 and $285,120 respectively. These expenses were attributed to continuing startup costs including general and administrative expenses. The decrease in $250,000 depreciation and the increase of $50,000 in expenses offset the operational expenses.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe the competition is very limited in our market niche for broadband voice, data and video in the rural markets and only a limited number of companies competing with us in the marketplace. However, there is no assurance that such national competitor will not arrive in the future. We do not anticipate any major changes in the triple-play telecommunications industry. We believe that 2016 and beyond will be a significant growth year(s) for us. As we gain strength and stability in the regional rural markets we intend to expand our influence in markets throughout the U.S.

Table of Contents	12

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the three months ended March 31, 2016, the company has a net loss $85,230. The company has financed its activities from private funding and proceeds from the issuance of its common stock. As of March 2016 and December 2015 the Company had $270 and $275 in cash on hand respectively.

The company intends to finance its future business and development activities and its working capital needs largely from the sale of equity securities until such time that funds generated from operations are sufficient to fund working capital requirements.

Off Balance Sheet Arrangements

There are no Off Balance Sheet Arrangements.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016 our disclosure controls and procedures were inadequate and not effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2016, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Table of Contents	13

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

As of March 31, 2016 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	14

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2016.

During the three months period ended March 31, 2016, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

None.

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.
July 15, 2016
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