Form 10-Q/A
period 2016-03-31
SIGMABROADBAND CO.
filed 2016-07-18
CIK 1571384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, originally filed with the Securities and Exchange Commission on July 15, 2016, is due to the Company mistakenly filing this form 10-Q prior to the completion of the review of our unaudited interim financial information by our registered independent accountants.  As a result, our previous filing was considered deficient and not in compliance with rules of the Securities Exchange Act of 1934.  We are filing this amendment to our Quarterly Report on Form 10-Q as a result of the final completion of the review of our interim financial information by our outside independent accounting firm.  No other changes have been made to the original filed information within this 10-Q.

This Amendment is presented as of the filing date of the Original Filing. Other than as set forth above, this Amendment does not modify or update disclosures in the Original Filing and does not reflect events that may have occurred after that date.

Table of Contents

SigmaBroadband Co.

Index

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance sheets at March 31, 2016 (unaudited) and December 31, 2015	2
	Condensed Statements of Operations (unaudited) For the Three Months Ended March 31, 2016 and 2015	3
	Condensed Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2016 and 2015	4
	Notes to Condensed Financial Statements (unaudited), March 31, 2016	5-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Default Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Shareholders	15
Item 5.	Other Information	15
Item 6.	Exhibits	17
Signatures		16

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

SigmaBroadband Co.
Condensed Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015

Expenses:
Computer and internet	$30	$150
Depreciation	—	250,000
Professional fees	62,872	2,482
Rent	1,500	1,500
Storage	723	675
Travel	—	1,023
Other	105	3,124
	65,230	258,954

Net loss before other income, expenses and income taxes	(65,230)	(258,954)

Other income and (expenses)
Interest expense	(20,000)	(20,000)

Net loss before income taxes	(85,230)	(278,954)

Provision for income taxes	—	—

Net loss	$(85,230)	$(278,954)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number
of shares outstanding	24,595,501	24,596,000

Table of Contents	3

SigmaBroadband Co.
Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015

	2016	2016

Cash flows from operating activities:
Net loss	$(85,230)	$(278,954)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	50,000	—
Depreciation expense	—	250,000
Stockholder contribution	1,500	1,500
Accounts payable and accrued expenses	32,515	20,438
Net cash used by operating activities	(1,215)	(7,016)

Cash flows from financing activities:
Stockholder's loan	1,210	5,387
Net cash provided by financing activities	1,210	5,387

Net decrease in cash	(5)	(1,629)
Cash at beginning of period	275	2,161
Cash at end of period	$270	$532

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Forgiven rent convertible to additional paid-in capital	$1,500	$1,500
Common stock to-be-issued for services	$5,000	$—

Table of Contents	4

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

NOTE 2 –  EQUIPMENT, NET

The Company's furniture and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

Telecommunications equipment	$ 10,000,000	$ 10,000,000
Less: accumulated depreciation	2,000,000	2,000,000
Less: impairment	8,000,000	8,000,000

Total	$ -	$ -

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

Note 7.  INCOME TAXES

The deferred tax asset consists of the following:

	March 31, 2016	December 31, 2015

Net operating loss carryforward	$ 1,710,000	$ 1,676,000
Valuation allowance	(1,710,000)	(1,676,000)
Deferred tax asset, net	$ -	$ -

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

Table of Contents	14

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