Form 10-Q
period 2016-06-30
SIGMABROADBAND CO.
filed 2016-08-31
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒	Accelerated Filer ☒	Non-accelerated filer ☒(Do not check if asmaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒    NO ☒
The number of shares outstanding of each of the issuer’s classes of common equity, as of August 22, 2016 was 24,724,000.

Table of Contents
SigmaBroadband Co.

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Default Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Shareholders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signatures		19

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

Intentionally Leave Blank

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of June 30, 2016 and 2015 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

SigmaBroadband Co.
Balance Sheets
June 30, 2016 and December 31, 2015

ASSETS
	June 30,	December 31,
	2016	2015
	(Unaudited)
Current Assets:
Cash and equivalents	$829	$275
Total current assets	829	275

Equipment, net	-	-

Total Assets	$829	$275

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$272,146	$222,884
Loans payable - stockholders	35,590	28,574
Total current liabilities	307,736	251,458

Note payable	10,000,000	10,000,000

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized,
24,724,000 and 24,574,000 shares issued and outstanding, respectively	2,472	2,457
Additional paid in capital	97,978	39,993
Common stock to-be-issued	20,000	20,000
Accumulated Deficit	(10,427,358)	(10,313,633)
	(10,306,908)	(10,251,183)

Total Liability and Stockholders' Equity	$828	$275

SigmaBroadband Co.
Condensed Statements of Operations
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2016	2015	2016	2015

Expenses:
Advertising and promotion	$-	$70	$-	$70
Computer and internet	29	29	59	179
Depreciation	-	250,000	-	500,000
Licenses and fees	-	10,000	-	12,550
Professional fees	5,355	3,944	68,227	6,426
Rent	1,500	1,500	3,000	3,000
Storage	750	675	1,473	1,350
Travel	197	-	197	1,023
Other	664	281	769	855
	8,495	266,499	73,725	525,453

Net loss before other income, expenses and income taxes	(8,495)	(266,499)	(73,725)	(525,453)

Other income and (expenses)
Interest expense	(20,000)	(20,000)	(40,000)	(40,000)

Net loss before income taxes	(28,495)	(286,499)	(113,725)	(565,453)

Provision for income taxes	-	-	-	-

Net loss	$(28,495)	$(286,499)	$(113,725)	$(565,453)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic and diluted weighted average number
of shares outstanding	24,705,319	24,596,000	24,684,427	24,585,918

SigmaBroadband Co.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(113,725)	$(565,453)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	50,000	-
Depreciation expense	-	500,000
Accounts payable and accrued expenses	54,263	42,913
Stockholder Contribution	3,000	3,000
Net cash used by operating activities	(6,462)	(19,540)

Cash flows from financing activities:
Stockholders' loans	7,016	19,162
Net cash provided by financing activities	7,016	19,162

Net decrease in cash	554	(378)
Cash at beginning of period	275	2,161
Cash at end of period	$829	$1,783

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Common Stock Issued To Settle Accounts Payable	$5,000	0
Forgiven rent converted to additional paid-in capital	$3,000	$3,000

SIGMABROADBAND CO.
Notes to Condensed Financial Statements
June 30, 2016
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

SIGMABROADBAND CO.
Notes to Condensed Financial Statements
June 30, 2016
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at June 30, 2016 or 2015.

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

SIGMABROADBAND CO.
Notes to Condensed Financial Statements
June 30, 2016
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments
Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2016. The Company's financial instruments consist of cash, accounts payable and accrued expenses, loans payable - stockholders, and note payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

SIGMABROADBAND CO.
Notes to Condensed Financial Statements
June 30, 2016
(Unaudited)

Recent Pronouncements (continued)

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

NOTE 2 – EQUIPMENT, NET
The Company's furniture and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

Telecommunications equipment	$10,000,000	$10,000,000
Less: accumulated depreciation	2,000,000	2,000,000
Less: impairment	8,000,000	8,000,000

Total	$-	$-

SIGMABROADBAND CO.
Notes to Condensed Financial Statements
June 30, 2016
(Unaudited)

Note 3. LOANS PAYABLE - STOCKHOLDERS

At June 30, 2016 and December 31, 2015, a stockholder and officer of the Company was owed $22,825 and $17,538, respectively, by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

At June 30, 2016 and December 31, 2015, another stockholder and officer of the Company was owed $12,765 and $11,036, respectively, by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

Note 4. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement called for the Company to sign an installment agreement for $1,000,0000. The installment agreement, as amended in November 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum. Additionally, under the terms of this modification, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable. Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due. At June 30, 2016 and December 31, 2015, accrued interest on this note totaled $244,187 and $204,187, respectively.

The amendment stipulates that the remaining $9,000,000 owed by the Company will be paid by the issuance of 10,000,000 shares of the Company's preferred stock within 36 months from the date of the amendment. The Company has not issued any shares at June 30, 2016, under the terms of this amendment.

Note 5. STOCKHOLDERS' EQUITY
The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. During the six months ended June 30, 2016, the Company issued 100,000 shares at $0.50 per share for services provided to the company. At June 30, 2016, 24,724,000 shares of common stock were issued and outstanding.

In August 2014, the Company received $20,000 in payment for 20,000 shares of common stock at $1.00 per share that are to be issued at a future date.

During the three months ended March 31, 2016, the company issued 100,000 shares at .50 per share for consulting services. During the three months ended June 30, 2016, the company issued 50,000 shares to settle $5000 dollars of account payable.

SIGMABROADBAND CO.
Notes to Condensed Financial Statements
June 30, 2016
(Unaudited)

Note 5. STOCKHOLDERS' EQUITY (continued)
The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at June 30, 2016 or December 31, 2015.

Note 6. COMMITMENTS AND CONTINGENCIES
The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the six months ended June 30, 2016 and 2015, totaled $3,000 and $3,000, respectively, and was capitalized as additional paid-in capital.

Note 7. INCOME TAXES

The deferred tax asset consists of the following:

	June 30, 2016	December 31, 2015

Net operating loss carryforward	$1,721,000	$1,676,000
Valuation allowance	(1,721,000)	(1,676,000)
Deferred tax asset, net	$-	$-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income before income taxes. The sources and tax effects of the differences are as follows:

	June 30, 2016	December 31, 2015

Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of June 30, 2016, the Company has an estimated net operating loss carryforward of approximately $4,302,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2016.

SIGMABROADBAND CO.
Notes to Condensed Financial Statements
June 30, 2016
(Unaudited)

Note 7. INCOME TAXES (continued)

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

The Company has incurred losses from inception of approximately $4,302,000 which among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sales of stock and receiving additional loans from related parties.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 9. SUBSEQUENT EVENTS

Management evaluated all events through the date of this filing and has identified no events that would require disclosure in these financial statements.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with (i) our financial statements for the six months ended June 30 2016 and 2015 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of June 30, 2016 we had $829 cash on hand.  We had totaled operating expenses of $73,725 which were related to general and administrative costs (See “Financial Statements”).

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

Results of Operations

We have generated no significant revenues since inception; we have incurred operational expenses for the three months ended June 30, 2016 and 2015 in the amounts of $73,725 and $525,453 respectively. These expenses were attributed to continuing startup costs including general and administrative expenses. The decrease in $500,000 depreciation and the increase of $50,000 in consulting expenses.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe the competition is very limited in our market niche for broadband voice, data and video in the rural markets and only a limited number of companies competing with us in the marketplace. However, there is no assurance that such national competitor will not arrive in the future. We do not anticipate any major changes in the triple-play telecommunications industry. We believe that 2016 and beyond will be a significant growth years for us. As we gain strength and stability in the regional rural markets we intend to expand our influence in markets throughout the U.S.

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the six months ended June 30, 2016, the company has a net loss $113,725. The company has financed its activities from private funding and proceeds from the issuance of its common stock. As of June 2016 and December 2015 the Company had $829 and $275 in cash on hand respectively.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016 our disclosure controls and procedures were inadequate and not effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2016, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

●
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company.
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of finical statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●
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

As of June 30, 2016 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended June 30, 2016.

During the three months period ended June 30, 2016, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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
August 30, 2016
    By:           /s/ Jeffery A. Brown
      Jeffery A. Brown
      President, Secretary, Principal Executive Officer,
      and Director

    By:           /s/ Timothy D. Valley
      Timothy D. Valley
      Chief Financial Officer and
      Principal Accounting Officer