Form 10-Q
period 2016-09-30
SIGMABROADBAND CO.
filed 2016-11-18
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if asmaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒    NO ☒
The number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2016 was 24,724,000.

Table of Contents
 SigmaBroadband Co.

PART II — OTHER INFORMATION
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

Intentionally Leave Blank

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of  September 30, 2016 and 2015 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

SigmaBroadband Co.
Condensed Balance Sheets
September 30, 2016 and December 31, 2015

Assets
	September 30,	December 31,
	2016	2015
	(Unaudited)
Current Assets:
Cash and equivalents	$264	$275
Total current assets	264	275

Equipment, net	-	-

Total assets	$264	$275

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$296,798	222,884
Loans payable - stockholders	37,014	28,574
Total current liabilities	333,812	251,458

Note payable - long term	10,000,000	10,000,000

Commitments and Contingencies	-	-

Stockholders' Equity:
Series A Preferred stock, no par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized,
24,724,000 and 24,574,000 shares issued and outstanding, respectively	2,472	2,457
Additional paid in capital	99,478	39,993
Common stock to-be-issued	20,000	20,000
Accumulated deficit	(10,455,498)	(10,313,633)
	(10,333,548)	(10,251,183)

Total liabilities and stockholders' equity	$264	$275

SigmaBroadband Co.
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Expenses:
Advertising and promotion	$-	$-	$-	$70
Computer and internet	-	30	59	209
Depreciation	-	250,000	-	750,000
Professional fees	5,609	2,035	73,836	8,461
Rent	1,500	1,500	4,500	4,500
Storage	804	707	2,277	2,057
Travel	-	-	197	1,023
Permits and fees	10	10	10	12,560
Other	217	120	986	975
	8,140	254,402	81,865	779,855

Net loss before other income, expenses and income taxes	(8,140)	(254,402)	(81,865)	(779,855)

Other income and (expenses)
Interest expense	(20,000)	(20,000)	(60,000)	(60,000)
Net loss before income taxes	(28,140)	(274,402)	(141,865)	(839,855)

Provision for income taxes	-	-	-	-

Net loss	$(28,140)	$(274,402)	$(141,865)	$(839,855)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average number
of shares outstanding	24,724,000	24,596,000	24,703,562	24,590,959

SigmaBroadband Co.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	2016	2015

Cash flows from operating activities:
Net (loss)	$(141,865)	$(839,855)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	50,000	-
Depreciation expense	-	750,000
Accounts payable and accrued expenses	78,914	64,799
Stockholder rent payable	4,500	4,500
Net cash (used in) operating activities	(8,451)	(20,556)

Cash flows from financing activities:
Stockholders' loans	8,440	19,162
Net cash provided by financing activities	8,440	19,162

Net (decrease) increase in cash	(11)	(1,394)
Cash at beginning of period	275	2,161
Cash at end of period	$264	$767

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Forgiven rent converted to additional paid-in capital	$4,500	$4,500
Common stock issued for accounts payable	$5,000	$-

SigmaBroadband Co.
Notes to Condensed Financial Statements
September 30, 2016
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

Long-Lived Assets
The Company reviews its long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Based on this analysis an impairment loss of $8,000,000 was recognized at December 31, 2015.

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
September 30, 2016
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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2016 or 2015.

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
September 30, 2016
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

SigmaBroadband Co.
Notes to Condensed Financial Statements
September 30, 2016
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SigmaBroadband Co.
Notes to Condensed Financial Statements
September 30, 2016
(Unaudited)

NOTE 2 – EQUIPMENT, NET

The Company's furniture and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

Telecommunications equipment	$10,000,000	$10,000,000
Less: accumulated depreciation	2,000,000	2,000,000
Less: impairment	8,000,000	8,000,000
Total	$-	$-

Note 3. LOAN PAYABLE – STOCKHOLDER

At September 30, 2016 and December 31, 2015, a stockholder and officer of the Company was owed $23,493 and $17,358, respectively, by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

At September 30, 2016 and December 31, 2015, a second stockholder and officer of the Company was owed $13,301 and $11,036, respectively, by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

At September 30, 2016 and December 31, 2015, a third stockholder and officer of the Company was owed $220 and $-0-, respectively, by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

Note 4. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement called for the Company to sign an installment agreement for $1,000,0000. The installment agreement, as amended in November 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum. Additionally, under the terms of this modification, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable. Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due. At September 30, 2016 and December 31, 2015, accrued interest on this note totaled $264,187 and $204,187, respectively.

SigmaBroadband Co.
Notes to Condensed Financial Statements
September 30, 2016
(Unaudited)
Note 4. NOTE PAYABLE (continued)

The amendment stipulates that the remaining $9,000,000 owed by the Company will be paid by the issuance of 10,000,000 shares of the Company's preferred stock within 36 months from the date of the amendment. The Company has not issued any shares at September 30, 2016, under the terms of this amendment.

Note 5. STOCKHOLDERS' EQUITY

The Company has authorized 500,000,000 shares of common stock with a par value of  $0.0001 per share. During the nine months ended September 30, 2016, the Company issued 100,000 shares at $0.50 per share for services provided to the company. At September 30, 2016, 24,724,000 shares of common stock were issued and outstanding.

In August 2014, the Company received $20,000 in payment for 20,000 shares of common stock at $1.00 per share that are to be issued at a future date.

Note 5. STOCKHOLDERS' EQUITY (continued)

During the three months ended March 31, 2016, the company issued 100,000 shares at .50 per share for consulting services. During the three months ended June 30, 2016, the company issued 50,000 shares to settle $5,000 dollars of account payable. The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at September 30, 2016 or December 31, 2015.

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month. Rent expense for the nine months ended September 30, 2016 and 2015 totaled $4,500 and $4,500, respectively, and was capitalized as additional paid-in capital.

Note 7. INCOME TAXES

The deferred tax asset consists of the following:
	September 30,	December 31,
	2016	2015
Net operating loss carryforward	$1,737,252	$1,676,000
Valuation allowance	(1,737,252)	(1,676,000)
Deferred tax asset, net	$-	$-

SigmaBroadband Co.
Notes to Condensed Financial Statements
September 30, 2016
(Unaudited)
Note 7. INCOME TAXES (continued)
The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	September 30, 2016	December 31, 2015
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of September 30, 2016, the Company has an estimated net operating loss carryforward of approximately $1,737,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2016.
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

The Company has incurred losses from inception of approximately $10,460,000, which among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sales of stock and receiving additional loans from related parties.
Note 9. SUBSEQUENT EVENT

Management evaluated all events through the date of this filing and has identified no events that would require disclosure in these financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the six months ended September 30, 2016 and 2015 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of September 30, 2016 we had $264 cash on hand.  We had totaled operating expenses of $28,140 which were related to general and administrative costs (See “Financial Statements”).

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

Results of Operations

We have generated no significant revenues since inception; we have incurred operational expenses for the three months ended September 30, 2016 and 2015 in the amounts of $28,140 and $274,402 respectively.  This decrease of  $246,262 in operating expenses was primarily the result of one-time depreciation expenses in 2015.  The other expenses were attributed to continuing startup costs including general and administrative expenses.

We have generated no significant revenues since inception; we have incurred operational expenses for the nine months ended September 30, 2016 and 2015 in the amounts of $141,865 and $839,855 respectively.  This decrease of  $697,990 in operating expenses was primarily the result of one-time depreciation expenses in 2015.  The other expenses were attributed to continuing startup costs including general and administrative expenses.

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

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the three months ended September 30, 2016, the company has a net loss of $28,140 and for the nine months ended September 30, 2016, the company has a net loss $141,865. The company has financed its activities from private funding and proceeds from the issuance of its common stock. As of September 2016 and December 2015 the Company had $264 and $275 in cash on hand respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016 our disclosure controls and procedures were inadequate and not effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2016, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

As of September 30, 2016 management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the appropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended September 30, 2016.

During the three months period ended September 30, 2016, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.

November 17, 2016	By:	/s/ Jeffery A. Brown
Jeffery A. Brown
President, Secretary, Principal Executive Officer, and Director

By:	/s/ Timothy D. Valley

Chief Financial Officer and Principal Accounting Officer