Form 10-K
period 2016-12-31
SIGMABROADBAND CO.
filed 2017-05-08
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b- 2 of the Exchange Act. (Check one):

Large accelerated filer ☐
         Accelerated filer ☐
Non-accelerated filer   ☐

Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,286,280 based on 21,438,000 non-affiliates shares of common stock as of June 30, 2016.

On December 31, 2016 there were 24,724,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 39 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2017 was 24,724,000.

SIGMABROADBAND CO.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

This Annual Report is being filed late due to a delay on the financial information to be contained in Registrant's 10-K for the Year ended December 31, 2016, could not be analyzed and completed on a timely basis. The reasons described in reasonable detail here in this Annual Report Form 10-K could not be eliminated without unreasonable effort or expense.

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

SIGMABROADBAND CO. is currently is engaged in talks with several other companies for a possible merger or acquisition.. Also, we may pursue other strategic acquisitions that complement our current business model within the technology industry which may allow us to expand our activities, capabilities, advance our production and revenue.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors‟ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any revenues. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our Company.

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of December 31, 2016 we had $167 cash on hand. We had totaled operating expenses of $47,615 which were related to general and administrative costs (See “Financial Statements”).

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

The Company is plans to seek a business combination with another entity in the foreseeable future under the right circumstances.

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

Services and Product

Our technology allows us to provide Broadband triple-play services to any market nationwide. Our core business objective is to offer a bundling of services to include telephone service, Internet access, cellular and cable television nationwide; and also providing cloud- based and IPtv services. The Bundled Service or T3 (Triple Play) will be made available to the public at a prepaid fixed cost of $99 per/month with no taxes, no contract, no deposit and no credit needed to the low income families, retirees, unserved, underserved, underprivileged and rural communities, in order to help bridge the technology usage gap in these areas. The potential customer base is extensive, as it literally consists of businesses, residential and rural customers- throughout the 95% of the U.S. covered by our network infrastructure.

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

Our key to success is to bring the strength of our business development experiences, well trained personnel and cutting-edge technologies in every segment of our core businesses to increase profit margin and increase investors‟ satisfaction, while we deliver value from diversity and promote sustainability for economic and social development.

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

The Company may be required to hire an attorney on a consultancy basis to navigate permit and licensing requirements, but otherwise SIGMABROADBAND CO.‟s Officers and Directors intend to do whatever work is necessary to bring the Company to the point of earning revenues from the sale of our services or further acquisitions. All operational functions such as customer service representatives, telemarketing, warehousing and fulfillment are planned to be outsourced. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

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

Item 1A. Risks Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

SIGMABROADBAND CO. corporate office is located at 2690 Cobb Parkway, Suite A5-284, Smyrna, GA 30080 and our telephone number is (800) 545-0010. The office space is provided by the management which is valued at $500 per month and recorded under additional paid in capital.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2016.

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

	Fiscal Year
	2016		2015
	High	Low	High	Low
First quarter	$0.13	0.05	$-	$-
Second quarter	0.09	0.05	0.52	0.48
Third quarter	0.06	0.06	0.44	0.40
Fourth quarter	0.06	0.06	0.36	0.32

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 17, 2016 was 24,724,000.

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

During the year ended December 31, 2016, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 6. Selected Financial Data

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2016 together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC. Our historical results are not necessarily indicative of the results we may achieve in any future period.

Balance Sheet Data

	December 31,	December 31,
ASSETS	2016	2015
Cash	$167	$275
Total Assets	$167	$275

LIABILITIES AND STOCKHOLDERS‟ EQUITY
Accounts Payable and Accrued Expenses	$306,298	$222,884
Loan Payable Shareholder	$48,667	$251,458

Note Payable – Net of Current Portion	$10,000,000	$10,000,000

STOCKHOLDERS’ DEFICIT

Common stock: $.0001 par value, 500,000,000 shares authorized 24,724,000 shares and 24,574,000 shares issued and outstanding, as of December 31, 2016 and 2015, respectively	$2,472	$2,457
Additional paid-in-capital	$65,478	$39,993
Common stock to-be-issued	20,000	20,000
Deficit	$-10,442,748	$-10,313,663

Total stockholders’ deficit	$-10,354,798	$-10,251,183

Total liabilities and stockholders’ deficit	$167	$275

Statements of Operations Data

For the Years Ended December 31, 2016 and 2015
	2016	2015
Revenues	$0	$0

Operating Expenses	$47,615	$1,041,643
Loss on Impairment of Equipment	$0	$8,000,000
Interest Expense	$80,000	$80,000

Net Loss	$(129,115)	$(9,121,643)

Weighted average number of shares of common stock outstanding	24,688,521	24,576,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2015 and 2016 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors‟ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any revenues. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our Company.

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

Since incorporation, the Company has financed its operations through private placement capital. As of December 31, 2016 we had $167 cash on hand. For the years ended December 31, 2016 and 2015, we had total operating expenses of $47,615 and $1,041,643, respectively which were related to general and administrative costs (See “Financial Statements”).

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

  SIGMABROADBAND CO. currently does own significant plant or equipment that it may seek to sell in the near future.

Our management anticipates hiring employees over the next twelve (12) months as needed. Currently, the Company believes the services provided by its officers and directors appear sufficient at this time.

The Company has not paid for expenses on behalf of any directors. Additionally SIGMABROADBAND CO. believes that this policy shall not materially change within the next twelve months.

The Company has no plans to seek a business combination with another entity in the foreseeable future.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2016:

Cash and cash equivalents	$167
Total assets	$167
Total liabilities	$10,354,965
Accumulated Deficit	$10,442,748

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the years ended December 31, 2016 and 2015. Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from a capital contribution from a majority shareholder of the company. Such capital contribution was utilized to pay 2016 operating expenditures.

Intangible Assets

There were no intangible assets during the period at December 31, 2016.

Material Commitments

There were no material commitments at December 31, 2016.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents. As of December 31, 2016 and 2015, we do not have any cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Intangible Assets

There were no intangible assets during the period at December 31, 2016. The Company’s policy is to evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss of intangible assets for the period from inception through December 31, 2016.

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

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has yet to demonstrate sustainable profitability and it does not currently have the funding to fully implement its business plan. Future losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

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

Item 8. Financial Statements and Supplementary Data

SigmaBroadband Co.
Audited Financial Statements

For The Years Ended December 31, 2016 and 2015

                                                                                       802 N Washington
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SigmaBroadband Co.

We have audited the accompanying balance sheets of SigmaBroadband Co. as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity, and cash flows for the each of the years in the two-year period ended December 31, 2016. SigmaBroadband Co.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SigmaBroadband Co. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates ll, PLLC
Spokane, WA May 5, 2017

SIGMABROADBAND CO.
BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and equivalents	$167	$275
Total current assets	167	275

Total assets	$167	$275

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$306,298	$222,884
Loan Payable - stockholder	48,667	28,574
Total current liabilities	354,965	251,458

Note Payable	10,000,000	10,000,000
Total liabilities	10,354,965	10,251,458

Commitments and Contingencies	-	-

Stockholders' (deficit)
Seris A Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and
outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized,
24,724,000 and 24,574,000 shares issued and outstanding, respectively	2,472	2,457
Additional paid-in capital	65,478	39,993
Common stock to be issued	20,000	20,000
Accumulated deficit	(10,442,748)	(10,313,633)
	(10,354,798)	(10,251,183)

Total stockholders' deficit	(10,354,798)	(10,251,183)

Total liabilities and stockholders' deficit	$167	$275
See accompanying notes to consolidated financial statements

SIGMABROADBAND CO.
Statements of Operations
FOR THE YEARS ENDED DECEMBER 31 2016 AND 2015

	2016	2015

Expenses:
Advertising and promotion	-	4,071
Computer and Internet	59	239
Depreciation	-	1,000,000
Professional fees	34,916	13,797
Rent	6,000	6,000
Storage	3,081	2,780
Travel	197	1,023
Other	3,362	13,733

	47,615	1,041,643

Net loss before other income, expenses and income taxes	(47,615)	(1,041,643)

Other expenses
Loss on impairment of equipment	-	(8,000,000)
Interest expense, net	(80,000)	(80,000)
Loss on settlement of debt	(1,500)	-

Net loss before income taxes	$(129,115)	$(9,121,643)

Provision for Income taxes	-	-

Net Loss	(129,115)	(9,121,643)

Basic and dilutive net loss
per share	$(0.01)	$(0.37)

Weighted average number of common
shares outstanding, basic and diluted	24,688,521	24,576,000
See accompanying notes to consolidated financial statements

SIGMABROADBAND CO.
STATEMENT OF SHAREHOLDER DEFICIT
FOR THE YEARS ENDED DECEMBER 31 2016 AND 2015

					Additional			Common Stock
	Common Stock		Preferred Class A		Paid-In	Treasury Stock		To Be Issued
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Amount	Deficit	Total
Balance at - January 1, 2015	24,576,000	$2,458	0	$0	$34,992	$2,000	$(1,000)	$20,000	$(1,191,990)	(1,135,540)

Contribution to additional paid in capital					6,000					6,000

Retirement of treasury shares	(2,000)	(1)			(999)	(2,000)	1,000			-

Net loss									(9,121,643)	(9,121,643)

Balance - December 31, 2015	24,574,000	$2,457	0	$0	$39,993	0	$0	$20,000	$(10,313,633)	$(10,251,183)

Contribution to additional paid in capital					6,000					6,000

Common stock issued for services	150,000	15			19,485			0		19,500

Net loss									(129,115)	(129,115)

Balance - December 31, 2016	24,724,000	$2,472	0	$0	$65,478	0	$0	$20,000	$(10,442,748)	$(10,354,798)

See accompanying notes to consolidated financial statements

SIGMABROADBAND CO.
STATEMENTS OF CASHFLOW
FOR THE YEARS ENDED DECEMBER 31 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net Loss	$(129,115)	$(9,121,643)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	13,000	-
Loss on settlement of debt	1,500	-
Loss on inpairment of equipment	-	8,000,000
Depreciation expense	-	1,000,000
Accounts payable and accrued expenses	88,414	88,739
Stockholder contribution of rent expense	6,000	6,000
Net cash used in operating activities	(20,201)	(26,904)

Cash flows from financing activities:
Stockholder's loan	20,093	25,018
Net cash provided by financing activities	20,093	25,018

Net increase / decrease in cash	(108)	(1,886)
Cash, beginning of the period	275	2,161

Cash, end of the period	$167	$275

Supplemental cash flow disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash transactions:

Forgiven rent convertible to additional paid in capital	$6,000	$6,000
Common stock issued for accounts payable	$5,000	$-

See accompanying notes to consolidated financial statements

SigmaBroadband Co.
Notes to Financial Statements
For the years ended December 31, 2016 and 2015

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
At December 31, 2016 and 2015, the assets have been fully impaired. Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information
The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2016.

Income Taxes
The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company’s effective tax rate approximates the Federal statutory rates.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based

Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The amount of cash equivalents as of December 31, 2016 and 2015 were nil.

Reclassification of Prior Period Financial Statements
Certain items previously reported have been reclassified to conform with the current year's presentation.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

In March 2016, the FASB issued ASU 2016-03. The amendments in this Update make the guidance in Updates 2014-02, 2014-03, 2014- 07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this Update. The Company is in the process of evaluating the impact of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impact of the adoption of this ASU.

Note 2 – EQUIPMENT, NET

The Company's furniture and equipment at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Telecommunications equipment	10,000,000	10,000,000
Less: accumulated depreciation	2,000,000	2,000,000
Less: impairment	8,000,000	8,000,000
Total	-	-

Note 3. LOAN PAYABLE - STOCKHOLDER

During 2016 and 2015 a stockholder and officer of the Company advanced the Company $16,805 and $16,711, respectively, to pay for certain expenses. The loan bears no interest, is payable on demand and had a balance of $34,342 at December 31, 2016.

During 2016 and 2015, a second stockholder and officer of the Company advance the Company $3,068 and $8,307, respectively, to pay for certain expenses. The loan bears no interest, is payable on demand and had a balance of $14,105 at December 31, 2016.

During 2016, a third shareholder of the Company advanced the Company $222 to pay for certain expenses. The loan bears no interest, is payable on demand and had a balance of $222 at December 31, 2016.

Note 4. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement called for the Company to sign an installment agreement for $1,000,0000. The installment agreement, as amended in November 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum. Additionally, under the terms of this modification, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable. Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due. At December 31, 2016 and December 31, 2015, accrued interest on this note totaled $284,187 and $204,187, respectively.

The amendment stipulates that the remaining $9,000,000 owed by the Company will be paid by the issuance of 10,000,000 shares of the Company's preferred stock within 36 months from the date of the amendment.

Note 5. STOCKHOLDERS' DEFICIT

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2016, 24,724,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at December 31, 2016.

In August 2014, the Company received $20,000 in payment for 20,000 shares of common stock at $1.00 per share that are to be issued at a future date.

In October 2014, the Company repurchased 2,000 shares of its common stock at $0.50 per share. In December 2015, the Company retired 2,000 shares of treasury stock.
In first quarter of 2016, the Company issued 100,000 shares of common stock for consulting services, the common shares issued were valued at $13,000.

In second quarter of 2016, the Company issued 50,000 shares of common stock to settle $5,000 of accounts payable.

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the years ended December 31, 2016 and 2015 totaled $6,000 and $6,000, respectively, and was forgiven and converted to additional paid-in capital.

Note 7. INCOME TAXES

	2016	2015
Net operating loss carry-forward	1,732,000	1,676,000
Valuation allowance	(1,732,000)	(1,676,000)
Deferred tax asset, net	-	-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income before income taxes. The sources and tax effects of the differences are as follows:

	2016	2015
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40%)	(40%)
Effective income tax rate	0%	0%

As of December 31, 2016, the Company has a deferred taxes asset of approximately $1,732,000 to reduce future federal and state taxable income through 2035.

The Company has filed through its federal and state taxes through 2015 tax year. The Company also had filed an extension for its 2016 tax return. The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Note 8. GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has yet to demonstrate sustainable profitability and it does not currently have the funding to fully implement its business plan. Future losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (COSO 2013 framework). The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2016, control environment is not currently effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2016.

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

Item 9B. Other Information

There exists no other information required to be disclosed by us in any report during the twelve months period ended December 31, 2016, but not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their ages as of December 31, 2016 are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Jeffery A. Brown	51	President, Chief Technology Officer, Director	2012
Kelvin D. Smith	63	Chief Executive Officer, Chief Operating Officer	2012
Timothy D. Valley	49	Chief Financial Officer	2012

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Jeffery A. Brown is the President and serves as Chief Technology Officer (CTO) and Director of the Company. Mr. Brown has over 15 years of Communication Security and IT Support Management, and providing services across North America. Before joining the Company, he was the founder and CEO of Brown Consulting and Computers, LLC; CEO of Broadwave Communication and Security LLC. Mr. Brown’s expertise includes stewardship consultation, leadership development, organizational and visioning. Mr. Brown is well versed in Computer Forensics, Computer Design, Networking (LAN, WAN and Wireless) Diagnostics and Computer Repair, Services and Support to include but not limited to Laptop and Desktop Computer Consulting, Diagnostics, Computer Building and Repair. Mr. Brown provisioned networks for Orange Business Services a France Telecom subsidiary based company in Atlanta. Mr. Brown received all of his Certifications and Communication Training while serving in both Germany and the United States during his active duty career. He is currently working on his Masters in IT Communications. He is dedicated, dependable, takes initiative and gets the job done right. He is a Graduate of the U.S. Military Communication School in Augusta Georgia at Fort Gordon and has spent fifteen years in the United States Army.

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

Timothy D. Valley serves as Chief Financial Officer (CFO) of the Company. Mr. Valley has over seventeen years of experience in finance and accounting. He has the experience and ability to provide trusted guidance and counsel to executive teams and Boards of Directors of the Company, coordinate multi-disciplined organizations, prepare and communicate strategic plans, build motivated teams and longstanding relationships, and operate with integrity and ethics. Prior to joining the Company, Mr. Valley served as CFO, consultant, finance director, assistant vice president- capital markets, and district controller for several companies in the manufacturing, cable business, and accounting firms. Mr. Valley has extensive experience in M&A from small to large businesses. Prior to joining the Company, he was CFO for Stars Design Group with offices in the U.S., Korea, Taiwan, India and Ethiopia. He served as a member of the executive leadership team for this fast growing multinational company. He provided financial tools, counsel and analysis (strategic and tactical) to the CEO, President, Operations team and Board of Directors; tools include customized financial statements, monthly reporting packages, financial modeling, budgets/projections (short-term, intermediate and long-term), interim forecasts, ad hoc analyses, strategy pro forma, sales analyses, production planning and predictive, activity-based cash forecast models. Develop financial and HR policies, manuals, procedures and controls; Primary contact for Company?s financing sources (current and prospective), auditors, tax experts, regulators, consultants and legal counsel; oversee HR, legal and accounting functions; mentor, develop, streamline and cross- train finance and accounting team. Mr. Valley was then CFO of Millennium Digital Media Systems, LLC (currently Broadstripe) and MDM iNet, LLC (dba U.S. Net). Millennium was the 30th largest cable system operator in the United States. MDM iNet was a sister company to Millennium Digital Media and a provider of Internet services to over 100,000 small and mid-sized business and select residential customers prior to disposition. Mr. Valley sourced, reviewed and negotiated debt, lease and equity financing proposals, amendments and waivers; including refinance of $200MM+ credit facility, restructuring management entity and ownership structure. He developed and maintained relationships with senior and mezzanine lenders, equity investors/venture capital firms, investment bankers, brokers and legal counsel; conducted and monitored the company?s $100MM+ interest rate hedging program (using various derivative instruments); prepared and delivered the company?s monthly and quarterly compliance packages; oversaw company?s cash management program including short-term investment portfolio and rolling liquidity forecasts; researched and prepared presentations to rating agencies and potential $150MM high-yield bond investors (including preparation of Millennium?s Annual Report on Form 10-K for 144A high-yield offering). Mr. Valley served as Assistant Vice President- Capital Markets of Citigroup, Inc. He managed the company?s U.S. mortgage pricing operations. Responsibilities included financial/return analysis, management of the pricing unit staff and daily pricing process, competitive analysis, model development/enhancement, streamlining processes, team building and motivation. Position required orchestration of several internal organizations in order to ensure return, volume and competitive objectives were met while recognizing and adhering to capacity constraints. Mr. Valley served as District Controller of Browning Ferris Industries, Inc. (BFI) - currently Republic Services, Inc., a Fortune 500 company in the waste services industry. Mr. Valley was Senior Associate at Coopers & Lybrand, LLP (currently PricewaterhouseCoopers) Lead and/or participated in audits of a variety of industries including manufacturing, pharmaceutical, health care and service enterprises. Mr. Valley received a Bachelor of Science in Accountancy and a Master of Business Administration from Southern Illinois University.

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

Item 11. Executive Compensation Executive Compensation
The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal year 2016.

Summary Compensation Table 2016
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffery A. Brown	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kelvin D Smith	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Timothy D. Valley	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Summary Compensation Table 2015
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffery A. Brown	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kelvin D Smith	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Timothy D. Valley	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards in 2016

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2016, our fiscal year-end.

Option Exercises and Stock Vested in 2016

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

Title of class	Name of beneficial owner	Amount of Beneficial ownership	Percent of class
Common	Jeffery A. Brown	2,500,000(1)	10%
Common	Cassandra L. Brown	2,500,000(1)	10%
Common	Jasmine P. Brown	2,500,000(1)	10%
Common	Shanice C. Brown	2,500,000(1)	10%
Common	Kelvin D. Smith	1,000,000	4%
Common	Officers/Directors a Group	11,000,000	44%

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

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

●	The Officers and Directors;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
●	Any relative or spouse of any of the foregoing persons who have the same house as such person.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2016 and 2015.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2016 and 2015 were $10,700 and $3,500, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2017.

SIGMABROADBAND CO.

May 5, 2017	By:	/s/ Jeffery A. Brown
Jeffery A. Brown
President, Secretary, Principal Executive Officer, and Director

May 5, 2017	By:	/s/ Timothy D. Valley
Timothy D. Valley
Chief Financial Officer and Principal Accounting Officer