Form 10-K/A
period 2016-12-31
SIGMABROADBAND CO.
filed 2017-05-08
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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

Non-accelerated filer ☐                             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to SigmaBroadband, Co.’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on May 5, 2017 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 15. Exhibits

(a) Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws as currently in effect*
4.1	Specimen common stock certificate*
31.1	302 Certifications – (filed herewith)**
32.1	906 Certifications – (filed herewith)**
31.2 32.2	302 Certifications – (filed herewith)** 906 Certifications – (filed herewith)**

* Previously filed with the SEC as exhibits on the registrant’s Form S-1 Registration Statement as declared effective December 13, 2013.

* * Previously filed with the SEC as exhibits on the registrant’s Form 10-K Registration Statement as declared effective May 5, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May 2017.

SIGMABROADBAND CO.

May 5, 2017	By:	/s/ Jeffery A. Brown
Jeffery A. Brown
President, Secretary, Principal Executive Officer, and Director

May 5, 2017	By:	/s/ Timothy D. Valley
Timothy D. Valley
Chief Financial Officer and Principal Accounting Officer