Form 10-Q
period 2017-03-31
SIGMABROADBAND CO.
filed 2017-05-22
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐(Do not check if asmaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒    NO ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2017 was 24,724,000.

Table of Contents
SigmaBroadband Co.

Index

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance sheets at March 31, 2017 (unaudited) and December 31, 2016	4
	Condensed Statements of Operations (unaudited) For the Three Months Ended March 31, 2017 and 2016 Condensed Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2017 and 2016	5, 6
	Notes to Condensed Financial Statements (unaudited), March 31, 2017	7, 8, 9, 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Default Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Shareholders	16
Item 5.	Other Information	16
Item 6.	Exhibits	18
Signatures		17

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

Intentionally Leave Blank

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of March 31, 2017 and 2016 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

SIGMABROADBAND CO.
BALANCE SHEETS
March 31, 2017 and December 31, 2016

ASSETS
	March 31,	December 31,
	2017	2016
	(Unaudited)
Current Assets:
Cash and equivalents	$176	$167
Total current assets	176	167

Equipment, net	—	—

Total assets	$176	$167

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$326,518	$306,298
Loans payable - stockholders	50,371	48,667
Note payable - current portion	—	—
Total current liabilities	376,889	354,965

Note payable - net of current portion	10,376,889	10,354,965

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares
issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
24,674,000 and 24,574,000 shares issued and outstanding, respectively	2,472	2,472
Additional paid in capital	66,978	65,478
Common stock to-be-issued	20,000	20,000
Accumulated deficit	(10,466,163)	(10,442,748)
	(10,376,713)	(10,354,798)
Total Stockholder' Deficit	(10,376,713)	(10,354,798)
Total Liabilities and Stockholders' Equity	$176	$167

SIGMABROADBAND CO.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31 2017 AND 2016
(Unaudited)

	2017	2016

Expenses:
Computer and Internet	89	30
Professional fees	857	62,872
Rent	1,500	1,500
Storage	804	723
Other	165	105

	3,415	65,230

Net loss before other income, expenses and income taxes	(3,415)	(65,230)

Other expenses
Interest expense, net	(20,000)	(20,000)

Net loss before income taxes	$(23,415)	$(85,230)

Provision for Income taxes	-	-

Net Loss	(23,415)	(85,230)

Basic and dilutive net loss
per share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	24,724,000	24,595,501

SIGMABROADBAND CO.
STATEMENTS OF CASHFLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(23,415)	$(85,230)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	—	50,000
Accounts payable and accured expenses	20,220	32515
Stockholder contribution of rent expenses	1,500	1,500
Net cash used by operating activities	(1,695)	(1,215)

Cash flows from financing activities:
Stockholder's loan	1,704	1,210
Net cash provided by financing activities	1,704	1,210

Net decrease in cash	5	(5)
Cash at beginning of period	167	275
Cash at end of period	$176	$270

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Forgiven rent convertible to additional paid-in capital	$1,500	$1,500
Common stock to-be-issued for services		$$5,000

Sigmabroadband Co.
Notes to Financial Statements
March 31, 2017
(Unaudited)

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2016.

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

At March 31, 2017 and December 31, 2016, the assets have been fully impaired.

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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2017.

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

Sigmabroadband Co.
Notes to Financial Statements
March 31, 2017
(Unaudited)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The amount of cash equivalents as of March 31, 2017 and 2016 were nil.

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

Note 2 – EQUIPMENT, NET

The Company's furniture and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Telecommunications equipment	10,000,000	10,000,000
Less: accumulated depreciation	2,000,000	2,000,000
Less: impairment	8,000,000	8,000,000
Total	-	-

Note 3. LOAN PAYABLE - STOCKHOLDER

At March 31, 2017 and December 31, 2016, a stockholder and officer of the Company was owed $34,903 and $34,342 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

Sigmabroadband Co.
Notes to Financial Statements
March 31, 2017
(Unaudited)

At March 31, 2017 and December 31, 2016, a stockholder and officer of the Company was owed $15,468 and $14,105 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

Note 4. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement called for the Company to sign an installment agreement for $1,000,0000. The installment agreement, as amended in November 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum. Additionally, under the terms of this modification, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable. Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due. At March 31, 2017 and December 31, 2016, accrued interest on this note totaled $304,187 and $284,187, respectively.

The amendment stipulates that the remaining $9,000,000 owed by the Company will be paid by the issuance of 10,000,000 shares of the Company's preferred stock within 36 months from the date of the amendment.

Note 5. STOCKHOLDERS' DEFICIT

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2017, 24,724,000 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at March 31, 2017.

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

Rent expense for the three months ended March 31, 2017 and 2016 totaled $1,500 and $1,500, respectively, and was forgiven and converted to additional paid-in capital.

Note 7. INCOME TAXES

	March 31, 2017	December 31, 2016
Net operating loss carryforward	1,741,000	1,732,000
Valuation allowance	(1,741,000)	(1,732,000)
Deferred tax asset, net	-	-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income before income taxes. The sources and tax effects of the differences are as follows:

Sigmabroadband Co.
Notes to Financial Statements
March 31, 2017
(Unaudited)

	March 31, 2017	December 31, 2016
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40%)	(40%)
Effective income tax rate	0%	0%

As of March 31, 2017 and December 31, 2016, the Company has a deferred taxes asset of approximately $1,741,000 and $1,732,000, respectively, to reduce future federal and state taxable income through 2035.

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

Note 9. SUBSEQUENT EVENTS

On May 7, 2017, Kelvin D. Smith tendered his resignation as the Chief Executive Officer, Chief Operating Officer, and Executive Vice President of Business Affairs for SigmaBroadband Co., and on May 10, 2017 the Company accepted the resignation. Mr. Smith’s decision to resign did not involve any disagreement with the Company, the Company's management or the Board of Directors.

On May 8, 2017, Timothy Valley tendered his resignation as the Chief Financial Officer of the Company, and on May 10, 2017 the Company accepted the resignation. Mr. Valley’s decision to resign did not involve any disagreement with the Company, the Company's management or the Board of Directors.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the three months ended March 31, 2017 and 2016 together with the notes to these financial statements which had been reviewed by our auditors; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of March 31, 2017 we had $176 cash on hand.  We had totaled operating expenses of $23,415 which were related to general and administrative costs (See “Financial Statements”).

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

Results of Operations

We have generated no significant revenues since inception. we have incurred operational expenses for the three months ended March 31, 2017 and 2016 in the amounts of $23,415 and $82,230 respectively.  This decrease of $58,815 in operating expenses was primarily the result of one-time professional fees in 2016.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe the competition is very limited in our market niche for broadband voice, data and video in the rural markets and only a limited number of companies competing with us in the marketplace. However, there is no assurance that such national competitor will not arrive in the future. We do not anticipate any major changes in the triple-play telecommunications industry. We believe that 2017 and beyond will be a slow growth years for us. We will need to gain strength and stability in the regional rural markets we intend to expand our influence in markets throughout the U.S.

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the three months ended March 31, 2017, the company has a net loss of $23,415. The company has financed its activities from its stockholder. As of March 2017 and December 2016 the Company had $176 and $167 in cash on hand respectively.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017 our disclosure controls and procedures were inadequate and not effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2017, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal ControlIntegrated Framework (COSO 2013 framework) and SEC guidance on conducting such assessments. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2017.

During the three months period ended March 31, 2017, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

SIGMABROADBAND CO.

May 22, 2017	By:	/s/ Jeffery A. Brown
Jeffery A. Brown
President, Secretary, Principal Executive Officer, and Director

EXHIBITS

INDEX OF EXHIBITS

ITEM 6.
Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002