Form 10-Q
period 2017-06-30
SIGMABROADBAND CO.
filed 2017-08-17
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒    NO ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2017 was 247,240.

Table of Contents
SigmaBroadband Co.

Index

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	SigmaBroadband Co. Balance sheets at June 30, 2017 (unaudited) and December 31, 2016	5

SigmaBroadband Co. Statements of Operations (unaudited) For the Three and Six Months Ended June 30, 2017 and 2016

SigmaBroadband Co. Statements of Cash Flows (unaudited) For the Six Months Ended June 30, 2017 and 2016
		6 7
	SigmaBroadband Co. Notes to Condensed Financial Statements (unaudited), June 30, 2017	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Default Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Shareholders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
Signatures		17

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

Intentionally Leave Blank

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

The financial statements of SigmaBroadband Co. ("SigmaBroadband Co." or the "Company") as of June 30, 2017 and 2016 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

SIGMABROADBAND CO.
BALANCE SHEETS
June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$354	$167
Total current assets	354	167

Total assets	$354	$167

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$350,498	$306,298
Loan Payable - stockholder	53,014	48,667
Total current liabilities	403,512	354,965

Note Payable	10,000,000	10,000,000
Total liabilities	10,403,512	10,354,965

Commitments and Contingencies	-	-

Stockholders' (deficit)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and
outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized,
247,240 and 247,240 shares issued and outstanding, respectively*	25	25
Additional paid-in capital	70,925	67,925
Common stock to be issued	20,000	20,000
Accumulated deficit	(10,494,108)	(10,442,748)
	(10,403,158)	(10,354,798)

Total stockholders' deficit	(10,403,158)	(10,354,798)

Total liabilities and stockholders' deficit	$354	$167

*Share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a reverse stock split

The accompanying notes are an integral part of these condensed unaudited financial statements.

SIGMABROADBAND CO.
Statements of Operations
FOR THE THREE AND SIX MONTHS ENDED JUNE 30 2017 AND 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Expenses:
Computer and Internet	30	29	119	59
Professional fees	5,037	5,355	5,894	68,227
Rent	1,500	1,500	3,000	3,000
Storage	828	750	1,632	1,473
Travel	386	197	386	197
Other	165	664	329	769

	7,946	8,495	11,360	73,725

Net loss before other income, expenses and income taxes	(7,946)	(8,495)	(11,360)	(73,725)

Other expenses
Interest expense, net	(20,000)	(20,000)	(40,000)	(40,000)

Net loss before income taxes	$(27,946)	$(28,495)	$(51,360)	$(113,725)

Provision for Income taxes	-	-	-	-

Net Loss	(27,946)	(28,495)	(51,360)	(113,725)

Basic and dilutive net loss
per share	$(0.11)	$(0.12)	$(0.21)	$(0.46)

Weighted average number of common
shares outstanding, basic and diluted	247,240	247,053	247,240	246,844

*Share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a reverse stock split

The accompanying notes are an integral part of these condensed unaudited financial statements.

SIGMABROADBAND CO.
STATEMENTS OF CASHFLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
	2017	2016
Cash flows from operating activities:
Net Loss	$(51,360)	$(113,725)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	50,000
Accounts payable and accrued expenses	44,200	54,263
Stockholder contribution of rent expense	3,000	3,000
Net cash used in operating activities	(4,160)	(6,462)

Cash flows from financing activities:
Stockholder's loan	4,347	7,016
Net cash provided by financing activities	4,347	7,016

Net increase / decrease in cash	187	554
Cash, beginning of the period	167	275

Cash, end of the period	$354	$829

Supplemental cash flow disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash transactions:

Forgiven rent convertible to additional paid in capital	$3,000	$3,000
Common stock to be issued for services	$-	$5,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

Sigmabroadband Co.
Notes to Financial Statements
June 30, 2017
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

At June 30, 2017 and December 31, 2016, the assets have been fully impaired.

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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at June 30, 2017 and December 31, 2016.

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
June 30, 2017
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The amount of cash equivalents as of June 30, 2017 and 2016 were nil.

Reclassification of Prior Period Financial Statements
Certain items previously reported have been reclassified to conform with the current year's presentation. The reclassification has no effect on aggregate assets, liabilities, equity, or net income as previous reported.

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

Note 2 – EQUIPMENT, NET

The Company's furniture and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Telecommunications equipment	10,000,000	10,000,000
Less: accumulated depreciation	2,000,000	2,000,000
Less: impairment	8,000,000	8,000,000
Total	-	-

Note 3. LOAN PAYABLE - STOCKHOLDER

At June 30, 2017 and December 31, 2016, a stockholder and officer of the Company was owed $35,658 and $34,342 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

Sigmabroadband Co.
Notes to Financial Statements
June 30, 2017
(Unaudited)

At June 30, 2017 and December 31, 2016, a second stockholder and officer of the Company was owed $17,356 and $14,105 by the Company for funds he had advanced to pay for certain expenses. The loan bears no interest and is payable on demand.

Note 4. NOTE PAYABLE

In December 2013, the Company signed an agreement to purchase certain telecommunications equipment for $10 million. The agreement called for the Company to sign an installment agreement for $1,000,0000. The installment agreement, as amended in November 2015, calls for this balance to be amortized over a six year term with interest accruing at 8% per annum. Additionally, under the terms of this modification, payments will begin 48 months after the signing of the original agreement (December 2013) at which time all interest accrued until that time will be due and payable. Interest only payments will begin in month 49 and will continue through month 72 at which time a balloon payment of the principal and any unpaid interest will be due. At June 30, 2017 and December 31, 2016, accrued interest on this note totaled $324,187 and $284,187, respectively.

The amendment stipulates that the remaining $9,000,000 owed by the Company will be paid by the issuance of 10,000,000 shares of the Company's preferred stock within 36 months from the date of the amendment.

Note 5. STOCKHOLDERS' DEFICIT

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2017, 247,240 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of preferred stock with no par value. No shares were issued or outstanding at June 30, 2017.

In first quarter of 2016, the Company issued 1,000 shares of common stock for consulting services, the common shares issued were valued at $13,000.

In second quarter of 2016, the Company issued 500 shares of common stock to settle $5,000 of accounts payable.

All share issued and outstanding has been retroactively adjusted to reflect the decreased number of shares resulting from the reverse stock split.

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the six months ended June 30, 2017 and 2016 totaled $3,000 and $3,000, respectively, and was forgiven and converted to additional paid-in capital.

Note 7. INCOME TAXES

	June 30, 2017	December 31, 2016
Net operating loss carryforward	1,773,000	1,732,000
Valuation allowance	(1,773,000)	(1,732,000)
Deferred tax asset, net	-	-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income before income taxes. The sources and tax effects of the differences are as follows:

Sigmabroadband Co.
Notes to Financial Statements
June 30, 2017
(Unaudited)

	June 30, 2017	December 31, 2016
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40%)	(40%)
Effective income tax rate	0%	0%

As of June 30, 2017 and December 31, 2016, the Company has a deferred taxes asset of approximately $1,773,000 and $1,732,000, respectively, to reduce future federal and state taxable income through 2035.

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

Note 9. SUBSEQUENT EVENTS

On July 15, 2017, the Board of Directors of the Company and the majority shareholders of the Company, approved a reverse stock split of the outstanding shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1-for-100 (the “Reverse Stock Split”) effective on July 28, 2017. As a result of the reverse stock split, every 100 of the Company’s old issued common stock will be converted into one share of the Company’s new issued common stock. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the decreased number of shares resulting from the reverse stock split. In addition, in the third quarter of 2017, the Company received $125,000 from an unrelated party as an unsecured loan.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2016. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

General Overview

SIGMABROADBAND CO. is a registered Georgia company. The Company is to be engaged in the business of providing voice, data, and digital video as a triple play bundled service to rural markets in the United States of America. We plan to offer our customers traditional cable video programming, Internet services, telephone services, cloud-based services, IPtv, as well as advanced video services such as on demand, high definition (“HD”) television and digital video recorder (“DVR”) service. The Company sets itself to grow exponentially through strategic acquisitions of like kind businesses in the technology sector. To reach our goals, we will actively invest in our network and operations in order to improve the quality and value of the products and packages that we offer.

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

SIGMABROADBAND CO. may pursue strategic acquisitions that complement our current business model within the technology industry which may allow us to expand our activities, capabilities, advance our production and revenue. The Company has had some discussions with potential acquisition candidates, but has not entered into any agreements as of the date of this report.

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

Since incorporation, the Company has financed its operations originally through private capital and then, loans from stockholders and executives of the Company. As of June 30, 2017 we had $354 cash on hand.  We had totaled operating expenses of $11,360 for the six months ended June 30, 2017 which were related to general and administrative costs (See “Financial Statements”).

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

The Company may pursue strategic acquisitions that complement our current business model within the technology industry which may allow us to expand our activities, capabilities, advance our production and revenue. The Company has had some discussions with potential acquisition candidates, but has not entered into any agreements as of the date of this report.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us. We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Results of Operations

We have generated no significant revenues since inception, we have incurred operational expenses for the three months ended June 30, 2017 and 2016 in the amounts of $7,946 and $8,495 respectively.  This decrease of $549 in operating expenses was primarily the result of increase in professional fees. We have incurred operational expenses for the six months ended June 30, 2017 and 2016 in the amounts of $11,360 and $73,725 respectively.  This decrease of $62,365 in operating expenses was primarily the result of one time professional fees paid in 2016.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe the competition is very limited in our market niche for broadband voice, data and video in the rural markets and only a limited number of companies competing with us in the marketplace. However, there is no assurance that such national competitor will not arrive in the future. We do not anticipate any major changes in the triple-play telecommunications industry. We believe that 2017 and beyond will be a slow growth year for us. We will need to gain strength and stability in the regional rural markets we intend to expand our influence in markets throughout the U.S.

Liquidity and Capital Resources

The financial statements have been prepared assuming the company will continue as a going concern as per its business plan. For the three and six months ended June 30, 2017, the company has a net loss of $27,946 and $51,360 respectively. The company has financed its activities from its stockholder. As of June 2017 and December 2016 the Company had $354 and $167 in cash on hand respectively.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017 our disclosure controls and procedures were inadequate and not effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2017, such disclosure controls and procedures were not effective, based on our delinquent filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal ControlIntegrated Framework (COSO 2013 framework) and SEC guidance on conducting such assessments. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were not effective as of June 30, 2017

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2017, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

There have been no sales of unregistered securities during the quarter ended June 30, 2017.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

For the period covered by this Form 10-Q, there was no information required to be disclosed in a report on Form 8-K that was not reported. There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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
August 17, 2017
    By:
/s/ Jeffery A. Brown
      Jeffery A. Brown
      President, Secretary, Principal Executive Officer,
      and Director

EXHIBITS

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002