Form 10-Q/A
period 2017-06-30
SIGMABROADBAND CO.
filed 2017-09-25
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ❒    NO ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2017 was 247,240.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, originally filed with the Securities and Exchange Commission on August 17, is due to the Company mistakenly filing this form 10-Q by indicating by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). it indicated YES ☒.  We are filing this amendment to our Quarterly Report on Form 10-Q to indicate the correct statement to by indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   NO ☒. No other changes have been made to the original filed information within this 10-Q.

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

Sigmabroadband Co.
Notes to Financial Statements
June 30, 2017
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

SIGMABROADBAND CO.

September 25, 2017	By:	/s/ Jeffery A. Brown
Jeffery A. Brown
President, Secretary, Principal Executive Officer,
and Director

EXHIBITS

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002