Form 10-K/A
period 2015-12-31
SIGMABROADBAND CO.
filed 2017-11-02
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the Annual Report ended December 31, 2015, originally filed with the Securities and Exchange Commission on June 10, 2016, is due to the Company mistakenly filing this form 10-K by indicating by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). it indicated YES ☒.  We are filing this amendment to our Annual Report on Form 10-K to indicate the correct statement to by indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). NO ☒. No other changes have been made to the original filed information within this 10-K.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2017.

SIGMABROADBAND CO.
November 2, 2017
By:	/s/ Jeffery A. Brown
Jeffery A,. Brown
President, Chief Executive Officer and Director