Form 10-Q/A
period 2016-06-30
SIGMABROADBAND CO.
filed 2017-11-02
CIK 1571384

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ❒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❒    No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ❒	Accelerated Filer ❒	Non-accelerated filer ❒ (Do not check if asmaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ❒    NO ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 22, 2016 was 24,724,000.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, originally filed with the Securities and Exchange Commission on August 31 2016, is due to the Company mistakenly filing this form 10-Q by indicating by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). it indicated YES ☒ and NO ☒.  We are filing this amendment to our Quarterly Report on Form 10-Q to indicate the correct statement to by indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   NO ☒. No other changes have been made to the original filed information within this 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

SIGMABROADBAND CO.
November 2, 2017
    By:           /s/ Jeffery A. Brown
      Jeffery A. Brown
      President, Chief Executive Officer and Director