Form 10-Q/A
period 2016-09-30
SIGMABROADBAND CO.
filed 2017-11-02
CIK 1571384

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2016 was 24,724,000.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, originally filed with the Securities and Exchange Commission on November 18 2016 is due to the Company mistakenly filing this form 10-Q by indicating by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). it indicated YES ☒ and NO ☒.  We are filing this amendment to our Quarterly Report on Form 10-Q to indicate the correct statement to by indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  NO ☒. No other changes have been made to the original filed information within this 10-Q.

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
Jeffery A. Brown
President, Chief Executive Officer, and Director