Form 10-K/A
period 2016-12-31
SIGMABROADBAND CO.
filed 2017-11-02
CIK 1571384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________   to __________________

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
         Accelerated filer ☐
Non-accelerated filer   ☐

Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the Annual Report ending December 31, 2016, originally filed with the Securities and Exchange Commission on May 8, 2016, is due to the Company mistakenly filing this form 10-K by indicating by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). it indicated YES ☑.  We are filing this amendment to our Annual Report on Form 10-K to indicate the correct statement to by indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). NO ☑. No other changes have been made to the original filed information within this 10-K.

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