Form 10-Q/A
period 2017-03-31
SIGMABROADBAND CO.
filed 2017-11-02
CIK 1571384

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, originally filed with the Securities and Exchange Commission on May 22, 2017, is due to the Company mistakenly filing this form 10-Q by indicating by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). it indicated YES ☒.  We are filing this amendment to our Quarterly Report on Form 10-Q to indicate the correct statement to by indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   NO ☒. No other changes have been made to the original filed information within this 10-Q.

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

President, Secretary, Principal Executive Officer and Director

EXHIBITS

INDEX OF EXHIBITS

ITEM 6.
Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002